Form 10-Q
period 2013-06-30
Woodgate Energy Corp
filed 2013-08-19
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54834

WOODGATE ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-187400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Tanglewilde

Suite 260

Houston, Texas 77063

(Address of principal executive offices) (zip code)

713-978-6551

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock, par value $0.0001	9,250,000

Documents incorporated by reference:	None

PART I

ITEM 1. FINANCIAL STATEMENTS

Woodgate Energy Corporation

A Development Stage Company

Statement of Financial Position

For the Period Ending June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	925	2,000
Accounts Receivable	-	-
Total Current Assets	925	2,000

Other Current Assets
Accrued Gas Sales Income	-	-
Prepaid Expense	-	-
Refundable Deposits	-	-
Total Other Current Assets	-	-

Total Current Assets	925	2,000

Fixed Assets
Intangible Assets	-	-
Project Under Development	-	-
Property and Equipment	-	-
Furniture and Fixtures	-	-
Accumulated Depreciation	-	-
Total Fixed Assets	-	-

TOTAL ASSETS	925	2,000

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	350
Accrued Expense	-	-
Payroll Tax Liabilities	-	-
Total Accounts Payable	-	350

Other Current Liabilities
Notes Payable	-	-
Total Other Current Liabilities	-	-
Total Current Liabilities	-	350

Long-Term Liabilities	-	-
Total Long-Term Liabilities	-	-

Total Liabilities	-	350

Equity
Common Stock (9,250,000 shares and 20,000,000 issued and outstanding as of June 30, 2013 and December 31, 2012 respectively)	925	2,000
Additional Paid-In Capital	2,157	1,007
Deficit Accumulated During Development Stage	(2,157)	(1,357)
Total Equity	925	1,650

TOTAL LIABILITIES & EQUITY	925	2,000

See accompanying notes to the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Statement of Operations

For the Period Ending June 30, 2013 and the year ending December 31, 2012

	June 30,	December 31,	July 23, 2012 (Inception) to
	2013	2012	June 30, 2013
Ordinary Income
Income
Sales	-	-	-
Share of Associate	-	-	-
Total Income / (loss)	-	-	-
Gross Profit / (loss)	-	-	-
Direct Operating Costs
Geographical and Geological	-	-	-
Royalty	-	-	-
Total Direct Operating Costs	-	-	-

General and Administrative Costs
Bad Debt	-	-	-
Bank charges	-	-	-
Communication	-	-	-
Depreciation and Amortization	-	-	-
Employee Insurance	-	-	-
Insurance	-	-	-
License Fees	-	-	-
Legal Expenses	294	-	294
Miscellaneous	973	1,357	2,330
Office Equipment	-	-	-
Payroll	-	-	-
Professional Fees	-	-	-
Rent	-	-	-
Stationery	-	-	-
Taxes	-	-	-
Travel and Accommodations	-	-	-
Utilities	-	-	-

Total Professional Fees	1,267	1,357	2,624

Total Expense	1,267	1,357	2,624

Other Income/Expense
Other Income	467	-	467
Other Expense	-	-	-
Total Other Income/Expense	467	-	467

Net Ordinary Income / (loss)	(800)	(1,357)	(2,157)

Net Income / (loss)	(800)	(1,357)	(2,157)

Loss per Share	(0.00)	(0.00)	(0.00)

See accompanying notes to the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Statement of Cash Flows

For the Period Ending June 30, 2013 and December 31, 2012

	June 30,	December 31,	July 23, 2012 (Inception) to
	2013	2012	June 30, 2013

Operating Activities
Net Income	(800)	(1,357)	(2,157)
Adjustments to reconcile Net Income
to net cash provided by operations:
Miscellaneous	-
Accrued Expense	(350)	350	-
Net cash provided / (used) by Operating Activities	(1,150)	(1,007)	(2,157)

Financing Activities
Proceeds from issuance of stock	(1,950)	2,000	50
Proceeds from Stockholders' Contribution	1,150	1,007	2,157
Proceeds from Stock Sale	875	-	875
Net cash provided by Financing Activities	75	3,007	3,082
Net cash increase for period	(1,075)	2,000	925
Cash at Beginning of Period	2,000	-	0
Cash at end of period	925	2,000	925

See accompanying notes to the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Statement of Stockholders' Equity

For the Period Ending June 30, 2013

	Shares	Members' Capital	Additional Paid-In Capital	Accumulated Earnings	Total Members' Equity

Balance July 23, 2012 Inception	-	-	-	-	-

Issuance of Common Stock	20,000,000	2,000	-	-	2,000

Additional Paid In Capital	-	-	1,007	-	1,007

Net Income / (loss)	-	-	-	(1,357)	(1,357)

Balance December 31, 2012	20,000,000	2,000	1,007	(1,357)	1,650

Redemption/Issuance of Common Stock	(10,750,000)	(1,075)	1,150	-	75

Net Income / (loss)	-	-	-	(800)	(800)

Balance June 30, 2013	9,250,000	925	2,157	(2,157)	925

See accompanying notes to the financial statements.

WOODGATE ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Woodgate Energy Corporation ("Woodgate" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Woodgate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Woodgate has identified a potential target (Prestige O&G, LLC) and is in the process of preparing documentation to effect a business transaction with it for the combination with Woodgate. The Company anticipates that a combination may take place in August, 2013. The Company anticipates that such a combination will take the form of stock-for-stock acquisition.

As of May 7, 2013 the then shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to Woodgate Energy Corporation and filed such change with the State of Delaware.

On May 16, 2013, the following events occurred which resulted in a change of control of the Company:

1. The Registrant redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of common stock outstanding at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

2. The then current officers and directors resigned.

3. New officer(s) and director(s) were appointed and elected.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash and cash equivalents with major financial institutions selected upon management’s assessment of the bank’s financial stability. Balances have no exceeded the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Collateral is generally not required for credit granted. The Company will provide allowances for potential credit losses when necessary.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,157 as of June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	Upon registration, the Company will attempt to raise funds through equity offerings. If successful, these funds will be used to provide working capital.

•	In the long term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

There can be no assurance the Company will have the ability to implement its business plan and to ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon three key factors:

•	The Company’s ability to obtain adequate sources of equity funding to meet current commitments and fund the continuation of its business operation in the near term.

•	The ability of the Company to control costs and expand revenues.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

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

The FASB issued Accounting Standards Update (ASU) No. 2012-02--- Intangibles---Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The company does not expect the adoption of this ASU inconsistent have a material impact on the company's financial statements.

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

In August, 2012, the stockholders made a capital contribution in the amount of $1,007 to pay the operating expenses incurred by the Company. In March 2013, the stockholders again made a capital contribution in the amount of $1,150 to pay the operating expenses incurred by the Company.

On May 16, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On May 17, 2013, the Company issued 8,750,000 shares of its common stock pursuant to Section 4(2) of the securities Act of 1933 at par representing 94.5% of the total outstanding 9,250,000 shares of the common stock. As of June 30, 2013, 9,250,000 shares of common stock and no preferred stock were issued and outstanding.

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

Since inception Woodgate has been in the developmental stage and its operations to date of the period covered by this report include issuing shares of common stock to its original shareholders, preparing to file a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

Woodgate has identified a potential target (Prestige O&G, LLC) and is in the process of preparing documentation to effect a business transaction with it. The Company anticipates that a combination may take place in August, 2013. The Company anticipates that such a combination will take the form of stock-for-stock acquisition. When, and if, such business combination is effected, the Company will file a Form 8-K with the Securities and Exchange Commission.

During the period covered by this report, Woodgate has filed with the Securities and Exchange Commission a registration statement on Form 10 and has effected a change in its name in anticipation of the change in control which was effected in May, 20123. The Company has filed a Form 8-K noticing the change of its name and a subsequent Form 8-K notifying the change in control.

Subsequent to the period covered by this report and to date of filing of this report, Woodgate has been working to acquire two target companies: E&P Co., LLC and Prestige O&G, LLC. The Company hopes to acquire these companies as wholly owned subsidiaries and is anticipating that such a business combination is likely to occur in the 3rd or 4th week of August, 2013.

Before the change of control took place, the president of Woodgate was James M. Cassidy .He is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company. Tiber Creek entered into an agreement with the Prestige O&G, LLC (the target company) for assisting it to become a public reporting company and for the preparation and filing of a registration statement and the introduction to brokers and market makers. The target company pays Tiber Creek Corporation for such services. Such services include, if appropriate, the use of Woodgate. Woodgate is used as part of such process and is not offered for sale. The target company has chosen to enter into business combination with Woodgate, Tiber Creek will prepare the registration statement after such business combination.

Prior to the change of control, on May 16, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 outstanding shares of common stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

Simultaneously on May 16, 2013, Fuad Al Humoud was named as the director and Osman J. Kaldirim was appointed President of the Company

Fuad Hamed AI Humoud serves as the director of the Registrant. Mr. Al Humoud has 22 years of experience in banking, investments and real estate fields with particular emphasis on financial engineering, investment development (private equity, funds and direct investment), Treasury operations, portfolio management and leasing and project financing. Mr. AI Humoud has extensive entrepreneur experience in activities related to business development and financial structuring for start-up as well as existing investment programs. Mr. AI Humoud has over 15 years’ experience in establishing financial institutions in banking, finance, and the investment sector contributing to development of the business plan, and operational, investment and business policies. He currently continues to hold the executive positions as listed with the following companies which he was instrumental in establishing and developing:

•	Chairman and managing director, Rasan Holding Co. KSC (Kuwait) (commenced July 2008)
•	Executive partner, Rasan General Trading & Contributing Co. (commenced July 2005)
•	Chairman, Prestige O&G, LL (Texas)(commenced September 2009)
•	Executive Chairman, E&P Co. LLC (Texas) (commenced February 2009)
•	Chairman, Hoff Centrifuge, Inc. (Nevada)(commenced August 2012)

Mr. AI Humoud received his Bachelor of Science in Industrial Engineering degree in 1988 from The University of Miarni.

Osman J. Kaldirim serves as the President of the Registrant. Mr. Kaldirim is a Petroleum Geologist with a broad background in prospect generation and prospect evaluation together with various operating management functions in oil and gas projects, including both U.S. and International projects. Mr. Kaldirirn has over nine years’ experience in the Oil & Gas sector with main focus on Exploration & Development of unconventional Oil & Gas Projects using conventional and non-conventional drilling techniques, production planning and project management. Since 2005 to the presenet, Mr. Kaldirim has served as the Vice President and Chief Geologist at E&P Co., LLC and has been managing the drilling, exploration and development of multiple wells in their 10,000 acres, Northeast Caldwell CBM Project in Louisiana. Mr. Kaldirim received Master’s Degree in Petroleum/Structural Geology in 2004 from Oklahoma State University and his Bachelor of Science Degree in Geology from Texas A&M University in 2002. Mr. Kaldirim holds both US and Turkish citizenship.

Revenues

As of June 30, 2013, Woodgate had not generated revenues and had no income or cash flows from operations since inception. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Woodgate.

Subsequent Events

Subsequent to the date of this Report, commencing in July, 2013, the Company began a private placement of its common stock. The Company is offering shares of its common stock with a minimum investment of $30,000. As of the date of filing this Report, the Company has raised $335,000 with a total of 6 investors. The Company has filed a Form D.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer and the principal financial officer.

Based upon that evaluation, they concluded that, as of June 30, 2013 that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Notwithstanding the change in control of management and shareholders, there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On May 16, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On May 17, 2013, the Company issued 8,750,000 shares of its common stock pursuant to Section 4(2) of the securities Act of 1933 at par representing 94.5% of the total outstanding 9,250,000 shares of the common stock. As of June 30, 2013, 9,250,000 shares of common stock and no preferred stock were issued and outstanding:

	Name	Number of Shares	Consideration

1	Tiber Creek	500000.00	$50.00
2	EPMD, LLC	4455917.13	$445.59
3	Caldwell US, Inc.	745527.09	$74.55
4	Rasan Associates, LLC	31029.29	$3.10
5	Delta O&G, LLC	478808.46	$47.88
6	Rasan Private Equity	1086750.00	$108.68
7	Rasan Energy	1278891.11	$127.89
8	Univest	673076.92	$67.31
	Total Shares	9250000.00	$925.00

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION
formerly Woodgate Acquisition Corporation

By:	/s/ Fuad alHamoud
Chief Executive Officer
Dated:	August 16, 2013

By:	/s/ Samta Gupta
Chief Financial Officer
Dated:	August 16, 2013

