Form 10-Q/A
period 2013-06-30
Woodgate Energy Corp
filed 2013-09-12
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-54834

WOODGATE ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-187400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

The FASB issued Accounting Standards Update (ASU) No. 2012-02— Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The company does not expect the adoption of this ASU inconsistent have a material impact on the company's financial statements.

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

PART II — OTHER INFORMATION

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

On May 17, 2013, the Company issued 8,750,000 shares of its common stock pursuant to Section 4(2) of the securities Act of 1933 at par representing 94.5% of the total outstanding 9,250,000 shares of the common stock. As of June 30, 2013, 9,250,000 shares of common stock and no preferred stock were issued and outstanding:

S. No.	Names of Shareholders	No. of shares held	Consideration
1	Tiber Creek	250,000	$25.00
2	MB Americus	250,000	$25.00
3	EPMD, LLC	3,821,396	$382.14
4	Caldwell US, Inc.	1,774,000	$177.40
5	Rasan Associates, LLC	100,000	$10.00
6	Delta O&G, LLC	552,604	$55.26
7	Rasan Private Equity	100,000	$10.00
8	Rasan Energy	2,400,000	$240.00
9	Univest	2,000	$0.20
	TOTAL Shares	9,250,000	$925.00

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

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION

formerly Woodgate Acquisition Corporation

By:	/s/ Osman Kaldirim Jr.
Chief Executive Officer
Dated:	September 09, 2013

By:	/s/ Samta Gupta
Chief Financial Officer
Dated:	September 09, 2013

