Form 10-Q
period 2013-09-30
Woodgate Energy Corp
filed 2013-11-18
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Stock, par value $0.0001	47,295,000

Documents incorporated by reference:                                          None

PART I

ITEM 1. FINANCIAL STATEMENTS

	Woodgate Energy Corporation Development Stage Company Statement of Financial Position
	30-Sep-13	31-Dec-12
ASSETS

Current Assets
Cash and Cash Equivalents	1,044,270	2,000.00
Accounts Receivable	337,481	-
Accrued Gas Sales	715	-
Prepaid Expense	12,500	-
Refundable Deposits	11,204	-
	1,406,170	2,000.00

Fixed Assets
Property and Equipment	33,403	-
Furniture and Fixtures	39,236	-
Project Under Development	19,282,703	-
Intangibles	8,157,352	-
Less accumulated DD&A	69,276	-
Total Assets	28,849,588	2,000.00

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	599,654	-
Accrued Expense	366,084	350.00
Payroll Tax Liabilities	4,817	-
Direct Deposit Liabilities	13,553	-
Notes Payable	452,655	-
	1,436,763	350.00

Long-term Debt
Notes Payable	-	-
Total	1,436,763	350.00
Equity

Common Stock (100,000,000 Common Shares and 20,000,000 Preference shares Authorized. 47,295,000 Common shares and 20,000,000 Common shares issued at par value (0.0001) and outstanding as of Sept 30, 2013 and Dec 31, 2012 respectively)	4,730	2,000.00
Additional Paid-in Capital	27,408,095	(350.00)
Total Equity	27,412,825	1,650.00
Total Liabilities and Stockholders' Equity	28,849,588	2,000.00

	Woodgate Energy Corporation Development Stage Company Statement of Operations
	30-Sep-13	31-Dec-12	July 23, 2012 (Inception) to Sep 30, 2013

Revenues
Gas Sales	2,968	-	2,968
Total	2,968	-	2,968
Costs and Expenses
Direct operating costs	2,951	-	2,951
General and administrative costs
Bad Debt	107,302	-	107,302
Adv. & Marketing Expenses	820	-	820
Bank charges	539	-	539
Communication	423	-	423
Depreciation, depletion and amortization	(470)	-	(470)
Employee insurance	6,862	-	6,862
Insurance	16,813	-	16,813
Legal	294	-	294
License Fees	378	-	378
Miscellaneous	1,319	1357	2,676
Office equipment	2,455	-	2,455
Payroll	341,407	-	341,407
Professional Fees	454,303	-	454,303
Rent	36,791	-	36,791
Stationery	2,146	-	2,146
Taxes	4,028	-	4,028
Travel	33,600	-	33,600
Utilities	2,840	-	2,840
Total	1,011,850	1,357	1,013,207
Operating Income	(1,011,833)	(1,357)	(1,013,190)

Interest, Expense and Other Income
Other Income	163,127	-	163,127
Net unrealized gains (losses) on investments	(271,317)	-	(271,317)
Income from Continuing Operations	(1,120,023)	(1,357)	(1,121,380)

Earnings per share	(0.06)	0.00	(0.06)

	Woodgate Energy Corporation Development Stage Company Statement of Cash Flows
	30-Sep-13	31-Dec-12	July 23, 2012 (Inception) to Sep 30, 2013
Operating Activities
Net Income	(1,120,023)	(1,357)	(1,121,380)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	(280,408)	-	(280,408)
Accounts Receivable	702,869	-	702,869
Accrued Sale of Gas Income	218	-	218
Prepaid Expense	1,309	-	1,309
Credit Cards	200	-	200
Depreciation	(470)	-	(470)
Direct Deposit Liabilities	13,553	-	13,553
Payroll Tax Liabilities	(3,457)	-	(3,457)
Accrued Expense	233,272	350	233,622
Net Cash Provided/(used) by Operating Activities	(452,937)	(1,007)	(453,944)

Investing Activities
Intangible Assets	(8,157,352)	-	(8,157,352)
Projects Under Development	(613,743)	-	(613,743)
Investment in EPCO	18,960,845	-	18,960,845
Debt Support to EPCO	(289,119)	-	(289,119)
	9,900,631	0	9,900,631
Financing Activities
Cash Balances from Subsidiaries	53,100	-	53,100
Notes Payables	(13,199,772)	-	(13,199,772)
Proceeds from Issuance of Stock	1,293,066	2,000	1,295,066
Proceeds from Stock Sale	875	-	875
Proceeds from Members/Stockholder's Contribution	3,447,307	1,007	3,446,314
Net Cash Provided by Financing Activities	(8,405,424)	3,007	(8,404,417)

Net Cash increase for period	1,042,270	2,000	1,042,270
Cash at Beginning of Period	2,000	0	2,000
Cash at end of Period	1,044,270	2,000	1,044,270

	Woodgate Energy Corporation Development Stage Company Statement of Stockholders' Equity For the period ending Sep 30, 2013
	Shares	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance July 23, 2012 Inception	0	0	0	0	0

Issuance of Common Stock	20,000,000	2,000			2,000

Additional Paid-in-Capital	0	0	1,007	0	1,007

Net Income/loss	0	0	0	(1,357)	(1,357)

Balance December 31, 2012	20,000,000	2,000	1,007	(1,357)	1,650

Redemption of Common Stock	(10,750,000)	(1,075)	0	0	(1,075)

Issuance of Common Stock	38,045,000	3,805	28,528,469	0	28,532,273

Net Income/loss	0	0	0	(1,120,023)	(1,120,023)

Balance September 30, 2013	47,295,000	4,730	28,529,476	(1,121,380)	27,412,825

	WOODGATE ENERGY CORPORATION UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET AS OF SEPTEMBER 30, 2013
	Woodgate	E & P Co	Prestige O & G	Pro Forma Adjustments		Pro Forma Combined
ASSETS

Current Assets
Cash and Cash Equivalents	1,000,611	40,833	2,826	-		1,044,270
Accounts Receivable	289,119	47,931	431	(337,481	)e	0
Accrued Gas Sales	-	715	-	-		715
Prepaid Expense	-	12,500	-	-		12,500
Refundable Deposits	-	11,204	-	-		11,204
	1,289,730	113,183	3,257	(337,481)		1,068,689

Fixed Assets
Property and Equipment	-	33,403	-	-		33,403
Furniture and Fixtures	-	39,236	-	-		39,236
Project Under Development	-	9,185,255	10,097,448	112,504	c	19,395,207
Intangibles	-	8,157,352	-	-		8,157,352
Less accumulated DD&A	-	69,276	-	-		69,276
Total Assets	1,289,730	17,459,153	10,100,705	(224,977)		28,624,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	872	550,851	47,931	(337,481	)e	262,173
Accrued Expense	-	364,084	2,000	-		366,084
Payroll Tax Liabilities	-	4,817	-	-		4,817
Direct Deposit Liabilities	-	13,553	-	-		13,553
Notes Payable	-	452,655	-	-		452,655
	872	1,385,960	49,931	(337,481)		1,099,282

Long-term Debt
Notes Payable	-	-	-	-		-
Total	872	1,385,960	49,931	(337,481)		1,099,282
Stockholder's Equity	1,288,858	16,073,193	10,050,774	112,504	d	27,525,329
Total Liabilities and Stockholders' Equity	1,289,730	17,459,153	10,100,705	(224,977)		28,624,611

	WOODGATE ENERGY CORPORATION UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS AS OF SEPTEMBER 30, 2013
	Woodgate	E & P Co	Prestige O & G	Pro Forma Adjustments		Pro Forma Combined

Revenues
Gas Sales	-	2,537	431	-		2,968
Total	-	2,537	431	-		2,968
Costs and Expenses
Direct operating costs	-	2,951	-	-		2,951
General and administrative costs
Bad Debt	-	107,302	-	-		107,302
Adv. & Marketing Expenses	325	495	-	-		820
Bank charges	-	527	12	-		539
Communication	-	423	-	-		423
Depreciation, depletion and amortization	-	(470)	-	-		(470)
Employee insurance	-	6,862	-	-		6,862
Insurance	-	16,813	-	-		16,813
Legal	294	-	-	-		294
License Fees	-	378	-	-		378
Miscellaneous	973	346	-	-		1,319
Office equipment	-	2,455	-	-		2,455
Payroll	-	341,407	-	-		341,407
Professional Fees	8,578	441,225	4,500	-		454,303
Rent	-	31,554	5,237	-		36,791
Stationery	-	2,146	-	-		2,146
Taxes	-	4,028	-	-		4,028
Travel	-	33,600	-	-		33,600
Utilities	-	2,840	-	-		2,840
Total	10,170	991,931	9,749	-		1,011,850
Operating Income	(10,170)	(992,345)	(9,318)	-		(1,011,833)

Interest, Expense and Other Income
Other Income	2,286	2,028	158,813	(158,813	)a	4,314
Net unrealized gains (losses) on investments	-	-	(271,317)	271,317	b	-
Income from Continuing Operations	(7,884)	(990,317)	(121,822)	112,504		(1,007,519)

WOODGATE ENERGY CORPORATION

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

AS OF SEP 30, 2013

Pro Forma Income Statement Adjustments

(a)	Elimination of interest earned on loans extended to E & P Co., LLC.

(b)	Elimination of loss resulting from investment in E & P Co., LLC.

Pro Forma Balance Sheet Adjustments

(c)	To eliminate the capitalization of interest in accordance to successful efforts treatment.

(d)	To eliminate Prestige O & G, LLC’s investment in E & P Co., LLC.

(e)	To eliminate inter-company receivables for Woodgate Energy Corporation, E & P Co., LLC and Prestige O&G, LLC.

WOODGATE ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Woodgate Energy Corporation ("Woodgate" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 6, 2013, Woodgate entered into a business combination with Prestige O&G, LLC and E&P Co., LLC. This combination took the form of stock-for-stock acquisition and Prestige O&G, LLC and E&P Co., LLC became fully owned subsidiaries of the Company. Woodgate has been in the developmental stage since inception and its operations to date have been limited to identifying potential Oil & Gas Project companies and entering into a business transaction with them.

E&P Co, LLC (EPCO) was formed in June 2005 in the State of Texas, and is engaged in the development, drilling and production of coal bed methane (CBM) gas on a concession located in the State of Louisiana. EPCO is engaged in the exploration and development of CBM wells, and it currently holds three producing wells and one salt water disposal well, and is in the process of developing additional wells. The main source of revenue for the Company is sale of CBM gas to Regency Gas Services, LLC. EPCO currently has access to about 10,000 net mineral acres of land (through a lease) which has the potential of developing additional CBM wells.

Prestige O&G, LLC (Prestige) was formed in June 2009 in the State of Texas, and invests in and develops oil and gas exploration and production projects in the United States and other countries. As one of its major investments, Prestige formerly held an interest in EPCO (which interest was withdrawn on June 30, 2013 in preparation for the Acquisitions) and is currently a partner with EPCO in its CBM Gas Project in the State of Louisiana.

The Exchange Closing took place on September 25, 2013 and the Company allotted a new issue of 23,453,050 Common Shares to be given to the members of Prestige O&G, LLC and E&P Co., LLC for the purpose of acquiring the LLCs by the Company. Additionally, the Company also allotted the aggregate of 13,296,950 Common shares to the current against the outstanding Debt balances in the books of LLCs as it appeared on the day of business combination. In sum, a total of 36,750,000 shares of common stock of the Company were issued in the Acquisitions.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash and cash equivalents with major financial institutions selected upon management’s assessment of the bank’s financial stability. Balances have not exceeded the $250,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Collateral is generally not required for credit granted. The Company will provide allowances for potential credit losses when necessary.

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

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the period ending September 30, 2013, the company has recorded a loss of $1,120,023 resulting in Earnings per share of ($0.06).

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $1,121,380 as of September 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By September 30, 2013, the Company had issued 1,295,000 shares of its common stock through private placement.

On September 6, 2013, the Company entered into a Business Combination with two LLCs – Prestige O&G, LLC and E&P Co, LLC and the combination took the form of Stock-for-Stock acquisition.

The Exchange Closing took place on September 25, 2013 and the Company allotted a new issue of 23,453,050 Common Shares to be given to the members of Prestige O&G, LLC and E&P Co., LLC for the purpose of acquiring the LLCs by the Company. Additionally, the Company also allotted the aggregate of 13,296,950 Common shares to the current against the outstanding Debt balances in the books of LLCs as it appeared on the day of business combination.

As of September 30, 2013, 47,295,000 shares of common stock and no preferred stock were issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Woodgate Energy Corporation (formerly Woodgate Acquisition Corporation) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Woodgate was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Woodgate has filed with the Securities and Exchange Commission a registration statement on Form 10 and has effected a change in control in May, 2013. The Company has filed a Form 8-K noticing the change of its name and a subsequent Form 8-K notifying the change in control.

On September 6, 2013, Woodgate entered into a business combination with Prestige O&G, LLC and E&P Co., LLC. The combination took the form of stock-for-stock acquisition and Prestige O&G, LLC and E&P Co., LLC became fully owned subsidiaries of the Company. Following the business combination the Company filed a Form 8-K with the Securities and Exchange Commission.

Following the business combination of Woodgate with Prestige O&G, LLC and E&P Co., LLC, the Company allotted a new issue of 23,453,050 Common Shares to be given to the members of Prestige O&G, LLC and E&P Co., LLC for the purpose of acquiring the LLCs by the Company. Additionally, the Company also allotted the aggregate of 13,296,950 Common shares against the outstanding Debt balances in the books of LLCs as it appeared on the day of business combination. The Company also issued 1,295,000 shares of its common stock through private placement through September 30, 2013.

The presented financials for Woodgate for September 30, 2013 are the consolidated financials for Woodgate Energy Corporation and its subsidiaries, Prestige O&G, LLC and E&P Co., LLC.

Cash & Cash Equivalents

At September 30, 2013 and December 31, 2012, Cash and Cash Equivalents consisted of $1,044,270 and $2,000, respectively.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	1,000,611
E&P Co., LLC (Subsidiary Company)	40,833
Prestige O&G, LLC (Subsidiary Company)	2,826
TOTAL	1,044,270

Accounts Receivable

Woodgate had an Accounts Receivable of $337,481 at September 30, 2013.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	289,119
E&P Co., LLC (Subsidiary Company)	47,931
Prestige O&G, LLC (Subsidiary Company)	431
337,481

Projects Under Development

At September 30, 2013, the Company has $19,282,703 recorded as Projects Under Development. This includes $18,932,703 for the CBM project held jointly by its subsidiaries E&P Co., LLC and Prestige O&G, LLC and $350,000 for the Washington project held by Prestige O&G, LLC.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	9,185,255
Prestige O&G, LLC (Subsidiary Company)	10,097,448
19,282,703

Intangibles

The Company also records $8,157,352 as an Intangible asset as identified by its subsidiaries to recognize the value of the proprietary well completion processes developed by the engineers of the subsidiary company.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	8,157,352
Prestige O&G, LLC (Subsidiary Company)	0
8,157,352

Notes Payables

At September 30, 2013, the Company had Notes Payables for $452,655.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	452,655
Prestige O&G, LLC (Subsidiary Company)	0
452,655

Accounts Payable

At September 30, 2013, the Company had Accounts Payables for $599,654

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	872
E&P Co., LLC (Subsidiary Company)	550,851
Prestige O&G, LLC (Subsidiary Company)	47,931
599,654

Revenues

As of September 30, 2013, Woodgate had generated limited revenues (Gas Sales for $2,928) for the reported period and had limited income or cash flows from operations .. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the period ending September 30, 2013, the company has recorded a loss of $1,120,023 resulting in Earning per share of ($0.06) per share. Majority of this loss has been contributed by the operational expenses incurred by the subsidiaries of the Company and hence consolidated.

Subsequent Events

Subsequent to the date of this Report, commencing in October, 2013, the Company has been in process of identifying a market maker for achieving the trading status for its shares. The Company expects its share to be traded by the end of 2013 or early 2014.

On October 2, 2013, Osman Kaldirim, Jr. resigned as President and Mr. Fuad Al Humoud was appointed President of the Company. On October 2, 2013, Dr. Osman Kaldirim (Age 61 years) and Mel Bernstein (Age 42 years) were named as directors of the Company which made the total number of directors to Four. The Company has filed a form 8-k to this effect.

On October 25, 2013, the Company repealed existing Bylaws and adopted new Bylaws following which the 8-k filing was made with the SEC.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 47,295,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $4,729.50 as follows:

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

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By September 30, 2013, the Company had issued 1,295,000 shares of its common stock through private placement.

On September 6, 2013, the Company entered into a Business Combination with two LLCs – Prestige O&G, LLC and E&P Co, LLC and the combination took the form of Stock-for-Stock acquisition.

The Exchange Closing took place on September 25, 2013 and the Company allotted a new issue of 23,453,050 Common Shares to be given to the members of Prestige O&G, LLC and E&P Co., LLC for the purpose of acquiring the LLCs by the Company. Additionally, the Company also allotted the aggregate of 13,296,950 Common shares against the outstanding Debt balances in the books of LLCs as it appeared on the day of business combination. In sum, a total of 36,750,000 shares of common stock of the Company were issued in the Acquisitions.

As of September 30, 2013, 47,295,000 shares of common stock and no preferred stock were issued and outstanding.

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

WOODGATE ENERGY CORPORATION

By: /s/ Fuad Al-Humoud.
President
Chief Financial Officer
Dated:	November 15, 2013