Form 10-K
period 2013-12-31
Woodgate Energy Corp
filed 2014-04-15
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period January 1, 2013 through December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 13, 2014
Common Stock, par value $0.0001	47,345,000

Documents incorporated by reference:                              None

PART 1

Subsequent to the period covered by this Report, the Company has filed a Form 8-K (filed March 27, 2014) pursuant to the Securities and Exchange Act of 1934. Much of the information contained below is further discussed in those filings and such information is incorporated by reference herewith.

ITEM 1.

  Business

The Company’s current business is centered on coal bed methane energy and the production of associated natural gas.

On September 25, 2013, WoodGate Energy Corporation, a Delaware corporation (the “Company”), completed the acquisitions of two entities in separate stock-for stock transactions (collectively, and together, the “Acquisitions): (1) E&P CO, LLC, a Texas limited liability company (“EPCO”) and (2) Prestige O&G, LLC, a Texas limited liability company (“Prestige”). The purpose of the Acquisitions was to facilitate and prepare the Company for a registration statement and/or public offering of securities. The acquisition by the Company of EPCO is referred to herein as the “EPCO Acquisition,” and the acquisition by the Company of Prestige is referred to herein as the “Prestige Acquisition.”

The EPCO Acquisition was effectuated by the Company through the exchange of each of the outstanding membership units of EPCO for 10,000 shares of common stock of the Company. As a result, in the EPCO Acquisition, all of the outstanding membership interests in aggregate of EPCO were exchanged for, and converted into, 13,337,280 shares of common stock of the Company. In addition, as part of the EPCO Acquisition, EPCO’s outstanding debt was converted into shares of common stock of the Company, resulting in 13,296,950 shares of common stock of the Company being issued to holders of EPCO’s debt. Hence, the Company issued a total of 26,634,230 shares of common stock of the Company in the EPCO Acquisition.

The Prestige Acquisition was effectuated by the Company through the exchange of each of the outstanding membership units of Prestige for 10,000 shares of common stock of the Company. As a result, in the Prestige Acquisition, all of the outstanding membership interests in aggregate of Prestige were exchanged for, and converted into, 10,115,770 shares of common stock of the Company.

In sum, a total of 36,750,000 shares of common stock of the Company were issued in the Acquisitions.

EPCO was formed in June 2005 in the State of Texas, and is engaged in the development, drilling and production of coal bed methane (CBM) gas on a concession located in the State of Louisiana. EPCO is engaged in the development of CBM wells, and it currently holds three producing wells and one salt water disposal well, and is in the process of developing additional wells. The main source of revenue for the Company is sale of CBM gas to Regency Gas Services, LLC. EPCO currently has access to about 10,000 net mineral acres of land (through a lease) which has the potential of developing additional CBM wells.

Prestige was formed in June 2009 in the State of Texas, and invests in and develops oil and gas production projects mainly in the United States . As one of its major investments, Prestige formerly held an interest in EPCO (which interest was withdrawn on June 30, 2013 in preparation for the Acquisitions) and is currently a partner with EPCO in its CBM Gas Project in the State of Louisiana.

As a result of the Acquisitions, each of EPCO and Prestige became wholly owned subsidiaries of the Company. The Company, as the sole shareholder of each of EPCO and Prestige, has taken over the operations and business plans of each of EPCO and Prestige.

Prior to the Acquisition, the Company had no significant business, operations or plan. Accordingly, the business of the Company below is that of EPCO and Prestige, each of which the Company acquired in the Acquisitions. The Company is specialized in the field of operating and managing natural gas projects.

EPCO commenced developing wells and raising funds to finance well development activities and initiated the process of drilling the third gas production well during 2010 and completed lateral drilling of the third well in 2011. Through its efforts to date, EPCO has a complete, fully operational processing facility and three developed and producing wells with limited quantities of gas pending the stabilization of the wells, in addition to one saltwater disposal well in addition to a second saltwater disposal well under completion. The gas process facility is designed to accommodate approximately 30 wells and includes a main connection to the sales pipeline network.

EPCO (with which Prestige is a partner) is the primary owner company of NE Caldwell Gas project in Louisiana. EPCO has completed the development of the main facility for the necessary infrastructure required to service the produced gas and transfer it to the main pipeline, in addition to the development of the first three wells from its own resources where existing wells are operational and producing natural gas. EPCO has successfully conducted directional drilling techniques in its operation where lateral drilling was successfully completed so far. All current production is being sold under an agreement with Regency Gas Services, LLC through the main interstate pipeline.

Prestige O & G, LLC invests in and develops oil and gas projects in the United States. Prestige, since its inception in 2009, held an interest in EPCO (which interest was withdrawn on June 30, 2013 in preparation for the Acquisitions) and is currently a partner with EPCO in its CBM Gas Project NE Caldwell in the State of Louisiana. Other than its interest in EPCO, Prestige did not have other substantive business operations of a material nature from 2009 until June 2013.

In June 2013, EPCO entered into a participation agreement with Prestige to establish a partnership in this project whereby each of EPCO and Prestige now holds a 50% interest in the project. Prestige also holds interest in another project (Washington project) which is in very initial stage. The Washington project, is an early stage Coalbed methane exploration and development project.  The project is also known as the Vader prospect, which is located in Lewis County, Washington State.  The Company has leased approximately 3,000 acres for the purposes of this project.  Currently the project is on hold awaiting the ongoing development in the Company's Louisiana CBM Project.

The Company holds a significant competitive position in CBM industry in this area. The company is developing a basin with only minimal activity by the competitors.  The Company has a 9,661-acre lease from a single mineral owner.  The Company is now the only operator selling into the sales trunk pipeline owned by Regency Marketing.

The Company benefits from geologic and reservoir knowledge acquired by its operations as well as data packages included for nearby projects as other operators have exited the area, allowing the company to optimize future operations.

Coal Bed Methane (CBM) Resources

CBM gas is a clean source of energy in the form of CH4 composite (methane natural gas). CBM is produced under unconventional means from coal seams. The Company’s management believes that interest in developing CBM projects is increasing in recent years by public and private sectors; accordingly CBM operations and businesses are expected to continue to grow in the future driven by CBM’s importance as an energy source and anticipated to increase in demand for natural gas as a growing source of energy.

In 2011, the Company (through EPCO) engaged Netherland, Sewell & Associates, Inc. (“Netherland Sewell”), worldwide petroleum consultants and specialists in engineering, geology, geophysics and petrophysics, to assess the gross contingent and prospective resources for certain coal bed methane properties located in Caldwell Parish, Louisiana (the area assessed represented only a portion of the acreage in which EPCO holds an interest). The assessment made was prepared in accordance with the definitions and guidelines set forth in the 2007 Petroleum Resources Management System (PRMS) approved by the Society of Petroleum Engineers (SPE).

Netherland Sewell assessed the contingent gas resources, which are those quantities of petroleum which are estimated to be potentially recoverable from known accumulations, but for which the applied project(s) are not yet considered mature enough for commercial development because of one or more contingencies. The contingent resources assessed are considered contingent upon increasing the individual gas production rates for existing wells to sufficiently demonstrate the commerciality of the project(s).

In addition to the Netherland Sewell analysis, the Company has also confirmed these assessments through analysis by Supreme Source Energy Services (SSES, a CBM engineering and drilling specialist firm, and Intertek Westport Technology Center, a consultant and laboratory analyst to the oil and gas exploration and production industry.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company plans to work with several strategic partners in important areas of its business and operations to promote its development activities in efforts to maintain the competitive edge in the CBM industry.

Customer Agreement

The main source of revenue for the Company (through EPCO) is the sale of CBM gas to Regency Gas Services, LLC (together with all of its affiliates, collectively, “Regency”) through various off-take agreements to sell all produced gas at prevailing market prices. Pursuant to the agreement, which includes Regency Intrastate Gas LP, a tap, valve and metering facility for the receipt of gas by Regency from EPCO was set up by the parties. Pursuant to the agreement, the Company will receive revenues upon sales of gas each month.

EPCO Lease from International Paper Company

On May 1, 2008, EPCO entered into an exploration agreement with coal bed methane lease option east with International Paper Company (“International Paper Agreement”). Under the International Paper Agreement, EPCO has rights to explore for, and otherwise evaluate, deposits of coal containing coal bed methane in certain areas in Caldwell Parish, Louisiana comprising approximately 9,661 acres. Pursuant to the International Paper Agreement, EPCO exercised a lease option in 2008 allowing it to proceed with development and production projects in this area. Since then, EPCO has annually renewed such lease for its project development (the current period, as recently renewed, runs to April 30, 2014) for and in consideration of the negotiated sum of $19,322 and other good and valuable consideration by the Lessor. The current annual renewal extending the primary term of the coal bed methane lease until April 30, 2014 covers all of the 9,661 acres under the original lease. Further annual extensions will also require the Company to pay default penalty at a rate of $2 per acre.

Further, in June 2013, EPCO entered into a participation agreement with Prestige to establish a partnership in this project whereby each of EPCO and Prestige now hold a 50% interest in the project. The International Paper Agreement is being managed for International Paper Company by BRP, LLC, a joint venture owned by International Paper Company and Natural Resource Partners L.P., a publicly traded master limited partnership. Currently, the Company pays approximately $2.00 per acre for the lease each year in addition to the royalty payments upon sales of gas each month. The royalty is determined based on base royalty rate of 12.5% plus a supplemental royalty based on the gross sales price of the CBM.

Governmental Regulations

The Company holds various licenses and permits to drill, operate and conduct such exploration activities in Louisiana. Based on the nature of operations, the Company has only a set of established regulations for compliance.

The Company does not need or require any other approval from government authorities or agencies in order to operate its regular business and operations. However, it is possible that any proposed expansion to the Company’s business and operations in the future would require government approvals.

Regulations relating to the Company primarily concern the requirements of the U.S. Army Corps of Engineers and the Department of Natural Resources, State of Louisiana, each of which have a separate approval and permit process which applies to operations that the Company conducts (or plans to conduct). The effect of regulations is that applications and permits may be required to conduct drilling. The additional step of approvals may have the result of causing or delay, changes or other restrictions in the ability of the Company to conduct its operations. At present, the Company’s management believes that it can meet the approval and permitting process to conduct the Company’s activities in all of its proposed plans of business operation, and the Company has budgeted for anticipated costs for this compliance process.

Marketing and Sales

Due to the secured off take agreement with Regency for the sale of all gas production of the Company, the Company has conducted limited advertising and marketing to date. .

Employees and Organization

The Company presently (with its subsidiaries) has four employees in its payroll. The Company also regularly engages contractors and sub-contractors to directly work in the wells in Louisiana.

The employees receive health insurance benefits. The Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing or its profits from operations allow expenditure on such items.

Stephen Spafford, an operational manager, has an employment agreement with EPCO, entered into as of May 2010. Pursuant to this agreement and further revisions, Mr. Spafford is currently entitled to a base salary of $210,000, plus eligibility for performance bonuses and other perquisites. The employment agreement with Mr. Spafford has a term of one year, and is subject to annual renewals by mutual consent.

Samta Gupta, an accountant, has an employment agreement with EPCO, entered into as of June 2009. Pursuant to this agreement and further revisions, Ms. Gupta is currently entitled to a salary of $75,000, plus eligibility for certain perquisites.

Subsidiaries

Currently, the Company has two subsidiaries – EPCO and Prestige (each of which was acquired in the Acquisitions). The Company is the sole owner/member of each of EPCO and Prestige.

Intellectual Property

The Company holds limited intellectual property, and has not applied for any patents. The Company does hold one trademark issued by the U.S. Patent and Trademark Office for “E & Pco, LLC EXPLORATION AND PRODUCTION.” The trademark was registered in March 2012 and covers Class 37 for oil and gas development and related activities.

Risk Factors

The Company has generated revenues, but limited profits, to date.

The Company has generated limited profits to date. The business model of the Company involves significant costs, resulting in a low margin on revenues. Coupling this fact with operating expenses incurred by the Company, the Company has only generated a small amount of total profits in the past. The Company is conducting a plan to expand its revenue and business to a scale of the enterprise would result in a higher gross margin and net margin.

No assurance of success in operations.

There is no assurance that the Company’s exploration or development activities will be successful. Moreover, there is no assurance that any of the Company’s operations will have any ability to realize profits.

Because the Company has a limited operating history and currently not producing consistent revenue from sale of gas, it may be difficult for any investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. The Company may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early-stage business. An investor will be required to make an investment decision based solely on the Company management’s history, its projected operations in light of the risks, the limited operations and financial results of the Company to date, and any expenses and uncertainties that may be encountered by one engaging in the Company’s industry.

The Company operates in a sector generally regarded with high risk.

The Company operates in the broader oil and gas exploration and development sector, which is an industry typically characterized by high risk. The success of the Company may vary widely based on the ability to successfully extract natural gas. Material risks can arise on account of Drilling/Mechanical Complications, Permit timing, sensitive nature of the market of the gas prices and variation in Reservoir Thickness etc.

Ultimately, in spite of the Company’s best or reasonable efforts, the Company may have difficulty in generating revenues or remaining profitable.

The Company’s officers and directors beneficially own a majority of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

The officers and directors of the Company currently beneficially own approximately 59% of the Company’s outstanding common stock. As such, they will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Company depends on its management team to manage its business effectively.

The Company's future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. The Company’s future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company's business plan. The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives, and as such would negatively impact the Company's possible overall development.

Government regulation could negatively impact the business.

The Company’s business segments may be subject to various government regulations in the jurisdictions in which they operate. Due to the potential wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Company. The certificate of incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate.

The Company has applied for minimal intellectual property and trade secret protection in aspects of its business. There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services. Further, there is no guarantee that intellectual property currently in place adequately protects the Company or its business and operations.

Shares of common stock in the Company may be subject to resale restrictions imposed by Rule 144 of the Securities and Exchange Commission

The shares of common stock held by current shareholders are considered “restricted securities” subject to the limitations of Rule 144 under the Securities Act. In general, securities may be sold pursuant to Rule 144 after being fully-paid and held for more than 12 months. Shares purchased in this Offering may be subject to Rule 144 resale restrictions, and accordingly, investors may be subject to such resale limitations.

Reliance upon Rule 144 to sell securities may be unavailable to the Company, due to its previous status as a shell company, and if Rule 144 is not available (pursuant to Rule 144(i)), certain shares of common stock may have no ability for sale or transfer until the Company is allowed to rely upon Rule 144 of the Securities and Exchange Commission

Rule 144 establishes specific criteria for determining whether a person is not engaged in a distribution of securities. Among other things, Rule 144 creates a safe harbor whereby a person satisfying the applicable conditions of the Rule 144 safe harbor is deemed not to be engaged in a distribution of the securities and therefore not an underwriter of the securities. If a purchaser of securities is unable to rely upon Rule 144 to sell securities (due to Rule 144(i)), then the securities must be registered or another exemption from registration must be found in order for the distribution of securities to be made. In the event that the securities are not registered or another exemption is not found, a purchaser of securities may not be able to sell or transfer the shares of common stock in the Company until such time as the Company is able rely upon Rule 144.

Pursuant to Rule 144(i), reliance upon Rule 144 is typically available for the resale of restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company (or an issuer that has been at any time previously a reporting or non-reporting shell company) only if the following conditions are met:

•	The issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

•	The issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and
•	At least one year has elapsed from the time that the issuer filed current Form 10 type information with the Commission reflecting its status as an entity that is not a shell company.

Item 2.

Property

The Company’s headquarters are located in Houston, Texas. The office location leased from Woodlake Properties consists of approximately 3,000 square feet. The monthly lease cost for the Company is $3,927 at present.

The Company leases the land (almost 10,000 acres) on which its wells are located in Columbia, Louisiana. The total land area can accommodate up to 150 to 200 wells.

Item 3.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

EPCO was a party to the lawsuit entitled Noram Drilling Company v. E&P Co International, LLC and E&P Co., LLC. The case has been pending in Caldwell Parish, Louisiana since originally filed in 2009. EPCO, which was a party to the suit, was dismissed following a motion for summary judgment adjudicated in its favor in 2013. Accordingly, EPCO is no longer a party to this proceeding.

Item 4.

Mine Safety Disclosures – Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

(1) On July 31, 2012, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000.00. Subsequently, on May 16, 2013, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975.

(2) On July 31, 2012, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration paid of $1,000.00. Subsequently, on May 16, 2013, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975.

(3) On May 17, 2013, the Company issued 8,750,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, as follows:

Names of Shareholders	No. of shares	Consideration

E&P Management and Development Co., LLC	3,821,396	$382.14
Caldwell US, Inc.	1,774,000	$177.40
Rasan Associates, LLC	100,000	$10.00
Delta O&G, LLC	552,604	$55.26
Rasan Private Equity	100,000	$10.00
Rasan Energy	2,400,000	$240.00
Univest	2,000	$0.20

(4) Beginning in July 2013, shares of common stock were issued by the Company to the shareholders named below pursuant to executed subscription agreements under a Regulation D offering. The Company filed a Form D in August 2013.

Names of Shareholders	No. of shares	Consideration

Saad Salah Al-Ghanim	75,000	$75,000
Ahmad Yousef Al-Khalaf	30,000	$30,000
Yousef Yakoob Al-Salman	60,000	$60,000
Al-Rawda Investment for Real Estate Development and Projects Management Co.	500,000	$500,000
Al Majmow International Trading Est.	100,000	$100,000
Al Wadi Limited Co.	100,000	$100,000
Mashhhoor Ali O Almadodi	80,000	$80,000
Fatmah Abdulgader A Radwan	60,000	$60,000
Hajar Mashhor A Almadodi	30,000	$30,000
Zainab Mashhour A Almadodi	30,000	$30,000
Khawlah Mashhoor A Almadodi	30,000	$30,000
Aisha Mashhour A Almadodi	30,000	$30,000
Ali Mashhoor A Almadodi	30,000	$30,000
Mahmoud Mashhour A Almadodi	30,000	$30,000
Fuad Hamed Al-Humoud	10,000	$10,000
Hamad Fuad Al-Humoud	10,000	$10,000
Abdulaziz Fuad Al-Humoud	10,000	$10,000
Khaled Rashed Al-Hajeri	10,000	$10,000
Fakhrieh Muhammad Al-Hajeri	10,000	$10,000
Munirah Khaled Al-Hajeri	10,000	$10,000
Rashed Khaled Al-Hajeri	10,000	$10,000
Sarah Khaled Al-Hajeri	10,000	$10,000
Muhammad Khaled Al-Hajeri	10,000	$10,000
Ali Khaled Al-Hajeri	10,000	$10,000
Abdullah Khaled Al-Hajeri	10,000	$10,000
Takek Al-Kasabi	50,000	$50,000

(5) On September 25, 2013, the Company issued 13,337,280 shares of common stock to members of EPCO in connection with the EPCO Acquisition, as follows:

Shareholder Name	Number of Shares

Caldwell US, Inc.	6,542,580
Rasan Associates, LLC	274,377
EPMD, LLC	5,057,885
Delta O&G, LLC	1,462,438

(6) On September 25, 2013, the Company issued 13,296,950 shares of common stock to retire debt of EPCO in connection with the EPCO Acquisition, as follows:

Shareholder Name	Number of Shares

Caldwell US, Inc.	210,528
Rasan Associates, LLC	2,000,000
Rasan Private Equity, Inc.	1,498,592
EPMD, LLC	8,578,827
Delta O&G, LLC	1,009,003

(7) On September 25, 2013, the Company issued 10,115,770 shares of common stock to members of Prestige in connection with the Prestige Acquisition, as follows:

Shareholder Name	Number of Shares

Caldwell US, Inc.	5,057,885
EPMD, LLC	5,057,885

ITEM 6.	SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At December 31, 2013 and 2012, the Company had Cash and Cash Equivalents consisting of $736,647 and $55,100, respectively.

Accounts Receivable

At December 31, 2013 and 2012, the Company had Accounts Receivable – Related Party consisting of $0 and $562,438, respectively.

Projects Under Developments

At December 31, 2013 and 2012, the Company’s Projects Under Development were $19,009,407 and $18,351,693, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	8,869,848	18,001,693
Prestige O & G, LLC (Subsidiary)	10,139,559	350,000
Total	19,009,407	18,351,693

Intangibles

At December 31, 2013 and 2012, the Company held Intangible Assets of $8,157,352 and $0, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	8,157,352	-
Prestige O & G, LLC (Subsidiary)	-	-
Total	8,157,352	-

Notes Payable

At December 31, 2013 and 2012, the Company held Notes Payable consisting of $0 and $714,928, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	-	714,928
Prestige O & G, LLC (Subsidiary)	-	-
Total	-	714,928

Accounts Payable

At December 31, 2013 and 2012, the Company held Accounts Payable consisting of $266,835 and $698,760, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	266,835	698,760
Prestige O & G, LLC (Subsidiary)	-	-
Total	266,835	698,760

Revenues

As of December 31, 2013 and 2012, Woodgate had limited revenues of gas sales in the amount of $3,845 and $4,420 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the years ending December 31, 2013 and 2012, the company recorded losses of $2,278,844 and $592,816, respectively. This resulted in Earnings Per Share of ($0.06) and ($0.02) for those respective year ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

Litigation and other Contingencies

Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Company accrues an undiscounted liability for those contingencies where the incurrence of loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For purposes of our contingency disclosures, “significant” includes material matters as well as other matters which management believes should be disclosed. Woodgate Energy Corporation will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate outcome of any currently pending lawsuit against Woodgate Energy Corporation will have a material adverse effect upon the Company’s operations, financial condition, or financial statements taken as a whole.

On April 16, 2009, Noram Drilling Company filed an original complaint against E & P Co. International, LLC and E & P Co., LLC in the 37th District Court of Louisiana, arguing E & P Co., LLC was liable for breach of contract by E & P Co., LLC under the theory of single enterprise liability. The Company argues no such single enterprise liability exists as the contract is to be construed under Texas law. On January 16, 2013, the 37th District Court in the Parish of Caldwell, Louisiana, the court granted E & P Co., LLC’s Motion for Summary Judgment, holding the Company not to be a party to the drilling contract. The Court further denied NorAm’s Motion for Summary Judgment for damages. On December 11, 2013, the Court of Appeals of the Second Circuit of the State of Louisiana affirmed the trial court’s finding.

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from non-operating activities.

Results of Operations for the Years Ending	2013	2012
Revenue
Sales to third parties	3,845	4,420

Production costs excluding taxes	3,083	2,433
Exploration expenses incurred	-	-
Taxes other than income	-	-
Related income tax	-	-
Results of producing activities	762	1,987

Management’s judgment regarding the project’s capitalization of exploration well costs is based upon its current inability to estimate reserves. Currently, the project requires additional investment and approximately six months production history at substantially higher rates before an appropriate valuation of proved reserves may be made. The Company anticipates the following costs necessary to achieve proven reserve status of which E & P Co., LLC will be responsible for its interest accordingly:

Description	Cost
Addition of new saltwater disposal well	1,000,000
Re-drill Well No. 1	1,000,000
Replace pumps on Wells No. 4 and 5	200,000
Proved reserves valuation	25,000
-
Net costs	2,225,000

As of December 31, 2013 and 2012, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2013		2012
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees
Unproved oil and gas properties	19,009,407	19,009,407	18,351,693	18,351,693
Proved oil and gas properties	-	-	-	-
Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19,009,407	19,009,407	18,351,693	18,351,693

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2
2009	2,986,906	2
2010	3,544,207	2
2011	5,285,613	2
2012	965,360	2
2013	657,714	2
Total	19,009,407	2

Costs Incurred In Oil And Gas Property Acquisition,

Exploration And Development

For The Years Ended December 31, 2013 And 2012

Consolidated Entries	2013	2012
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515

Subsequent Events

None noted.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Company are included herewith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's Board of Directors. Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's Board of Directors conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013, based on those criteria.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its officers:

Name	Age	Position
Year Commenced
Fuad Al-Humoud 2013	50	President and Director
Osman Kaldirim, Jr. 2013	34	Director
Dr. Osman Kaldirim 2013	61	Director
Mel Bernstein 2013	42	Director

Fuad Al-Humoud

Fuad Al-Humoud serves as the President and Director of the Company. Mr. Al-Humoud has 24 years of experience in banking, investments and real estate fields with particular emphasis on financial engineering, investment development (private equity, funds and direct investment), Treasury operations, portfolio management and leasing and project financing. Mr. Al-Humoud has extensive entrepreneur experience in activities related to business development and financial structuring for start-up as well as existing investment programs. Mr. Al-Humoud has over 15 years experience in establishing financial institutions in banking, finance, and the investment sector contributing to development of the business plan, and operational, investment and business policies. Mr. Al-Humoud continues to hold executive positions in Rasan Associates, LLC and Rasan Energy Company. He also holds the position of Chairman for Rasan Holding. He devotes about 60% of his time for the Company. Mr. Al-Humoud received his Bachelor of Science in Industrial Engineering degree in 1988 from The University of Miami.

Osman Kaldirim, Jr.

Osman Kaldirim, Jr. serves as a Director of the Company. Mr. Kaldirim is a Petroleum Geologist with a broad background in prospect generation and prospect evaluation together with various operating management functions in oil and gas projects, including both U.S. and International projects. Mr. Kaldirim has over nine years’ experience in the Oil & Gas sector with main focus on Exploration & Development of unconventional Oil & Gas Projects using conventional and non-conventional drilling techniques, production planning and project management. Since 2005 to the present, Mr. Kaldirim has served as the Vice President and Chief Geologist at E&P Co., LLC and has been managing the drilling, exploration and development of multiple wells in their 10,000 acres, Northeast Caldwell CBM Project in Louisiana. Mr. Kaldirim received Masters Degree in Petroleum/Structural Geology in 2004 from Oklahoma State University and his Bachelor of Science Degree in Geology from Texas A&M University in 2002. Mr Kaldirim is the son of Dr. Osman Kaldirim, one of the directors of the Company.

Dr. Osman Kaldirim

Dr. Osman Kaldirim serves as a Director of the Company and Chairman of E&P Co. Dr. Kaldirim is currently the CEO and President of Delta Oil Company and also the president of Delta Oil Central Asia Company.  He is experienced in new project developments, negotiation and implementation of several on-shore and off-shore oil and gas projects.  He was also a member of a team for UNOCAL Company for new project development and contracts negotiation in the Central Asia. His work in Azerbaijan contributed towards the negotiation of the first production-sharing contract (PSC) for the Caspian Sea oil field development.  The contract intends that over $13 billion US Dollars are to be invested by twelve major oil companies from seven different countries.

Dr. Kaldirim has also made an important contribution to oil and gas pipeline projects in Central Asia including Baku- Tiflis- Ceyhan Oil pipeline.  Dr. Kaldirim became chairman of the gas pipeline project development (from Turkmenistan to Pakistan) named CentGas Company.  This project, currently on hold pending resolution of Afghanistan issues, requires an investment of approximately $4 billion US Dollars.  Dr. Kaldirim is one of the founders of one the major oil pipeline project named CentOil pipeline Company (from Kazakistan, Uzbakistan, Turkmensitan, to Arabian Sea port in Pakistan) expected to establish pipelines that will open a market to these Central Asian countries for their products and will create additional alternative sources for oil and gas for the rest of the world.  He has been involved in providing his consulting, contracting and representation services to engineering and construction and energy related companies for development and infrastructure projects in Central Asia and Middle East.

Dr. Kaldirim has also been involved in many other types of projects such as the development of the first Arabic/English microcomputers (he was a founder and developer of Research Computer Technology Company in California (RCTC)).  He was one of the developers and founders of American Fiber Optic Company in Long Beach California.  Dr. Kaldirim played a major role in the development of the high frequency low noise analog optical receiver and transmitter system for the U.S. defense department.  He has worked as senior scientist, advisor and consultant for many international companies and countries including the United States at the highest levels.

Dr. Kaldirim has more than 30 classified publications and scientific articles related to electronics, EMP, EMI, Fiber optic and integrated optics.  He also holds patents in Biomedical Engineering, specifically, micro-spherical protein movement using electromagnetic force in the body.  Dr. Kaldirim also has an associate professorship, awarded by the ministry of higher education in Turkey.

Dr. Kaldirim received his Bachelor’s degree in Electrical Engineering from Yildiz University in Istanbul in 1975 followed by his Master's Degree (MSc) in 1977, Engineering Degree (ED) in 1979, Ph.D. in 1981 and studied towards MBA in 1982 from the University of California Los Angeles (UCLA).  He holds both US and Turkish citizenship. Dr. Kaldirim is the father of Osman Kaldirim, Jr., one of the directors of the Company.

Mel Bernstein

Mel Bernstein serves as a director of the Company. Mr. Bernstein has over 20 years of real estate, finance and investment experience at the executive level. Mr. Bernstein has experience in generating, implementing and managing residential and commercial real estate services in sales, leasing, exclusive representation, property management and consulting. He currently holds the position of Vice President with RE/Max Optima, a Florida based real-estate company. From 1996 to 2013 Mr. Bernstein held management executive positions with Mel Bernstein Real Estate and from 1997 to 2010 with All Florida Funding/Real Property Mortgage Investors. In addition to approximately 1800 hours of professional development in real estate education and mortgage finance education, Mr. Bernstein holds multiple real estate licenses and enjoys membership with various professional organizations. Mr. Bernstein is a highly skilled and motivated professional. He has a proven track record in managing distressed projects making positive turn around. He is highly result oriented and can handle challenging business events. His experience surely meets the qualification needed to take the Company (WGE) into the next level. His independent advice and input serving as a director is without doubt a value to the company.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has one independent director – Mel Bernstein.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company assigned Mel Bernstein, an Independent Director, to conduct periodical internal audits on company’s activities and compliance to its operational policies and submit internal audit reports to the Board of Directors for review and action, if any.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics/Operational Policies

The Company implements operational business policies which govern business activities and compliance and code of ethics, in addition to Staff, Officers, and Board of Directors’ rights and responsibilities.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s Board of Directors has determined the Company's (and its subsidiary companies) officers' and directors' remuneration as follows for 2013:

-At the Company (parent) level: compensation of $200,000 to the President and $10,000 to each of the four directors.

-At EPCO subsidiary level: compensation of $200,000 to the Chairman of EPCO.

At Prestige subsidiary level: None

As of December 2013, the Company has made an accrual of this Compensation payable to Company’s Officers and Directors.

Remuneration of Officers and Directors: Summary Compensation Table

At Company level
(Parent Company)

Name/Position	Year	Annual Earned Salary	Annual Payments Made	Bonus	Stock and Options	Compesntaion Plans	All Other Compensation	Annual Compensation Total

Fuad Al-Humoud	2013	$0	$0	$0	$0	$0	$210,000	$210,000
President and Director	2012	$0	$0	$0	$0	$0	$0	$0

Dr. Osman Kaldirim	2013	$0	$0	$0	$0	$0	$10,000	$10,000
Vice Chairman, Director	2012	$0	$0	$0	$0	$0	$0	$0

Osman Kaldirim Jr.	2013	$0	$0	$0	$0	$0	$10,000	$10,000
Vice President, EPCO	2012	$0	$0	$0	$0	$0	$0	$0

Mel Bernstein	2013	$0	$0	$0	$0	$0	$10,000	$10,000
Director	2012	$0	$0	$0	$0	$0	$0	$0

At Subsidiary level
(EPCO)

Name/Position	Year	Annual Earned Salary	Annual Payments Made	Bonus	Stock and Options	Compensation Plans	All Other Compensation	Annual Compensation Total
Dr. Osman Kaldirim	2013	$0	$0	$0	$0	$0	$200,000	$200,000
Chairman	2012	$0	$0	$0	$0	$0	$0	$0

Fuad Al-Humoud	2013	$0	$0	$0	$0	$0	$0	$0
Vice Chairman	2012	$0	$0	$0	$0	$0	$37,000	$37,000

Osman Kaldirim Jr.	2013	$126,720	$120,000	$30,000	$0	$0	$0	$156,720
Vice President	2012	$128,770	$128,770	$15,000	$0	$0	$0	$143,770

Steve Spafford	2013	$206,800	$200,000	$10,000	$0	$0	$0	$216,800
Operations Manager	2012	$204,615	$204,615	$5,000	$0	$0	$0	$209,615

At Subsidiary level
(PRESTIGE O&G)

NONE

The compensation shown above is presented for the calendar/fiscal years and 2013 and 2012, respectively, and is presented as of December 31, 2013.

In addition, the Company anticipates that its officers and directors will be provided with additional fringe benefits and perquisites at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date of this regarding the beneficial ownership of the Company’s common stock by each of the Company’s executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name		Number of Shares of
of Class (1)	Position	Common Stock		Percent

Fuad Al-Humoud	President and Director	2,384,377	(2)	5%
8435 Chisholm Rd. Unit #9
Pensacola, Fl. 32514

Osman Kaldirim, Jr.	Director	22,515,993	(3)	48%
6363 San Felipe Dr., Apt # 215
Houston, TX 77057

Dr. Osman Kaldirim	Director	25,540,048	(4)	54%
Bulgurlu Mah. Bodrumi Cami Cikmazi 21
#6
Uskudar-Istanbul
Turkey

Dr. Mashhhoor Almadodi	5% shareholder	25,540,038	(5)	54%
Beyotat Al-Amaal
Office 26 - Jeddah
the cross of Sary Street with King Street
Po BOX - 11193 / 21453
Saudi Arabiya

Abdulla Al-Faddagh	5% shareholder	13,584,993	(6)	29%
Al-Rawda Block 5 Street 54 Building 11
Kuwait
PO Box 2483 Safat 13025

Ayedh Al-Hajeri	5% shareholder	2,400,000	(7)	5%
Hadiya Block 1 Street 5 Building 44
Kuwait
PO Box 2483 Safat 13025

Total owned by officers and directors		27,924,425		59%

(1) Based upon 47,295,000 shares outstanding as of the date of this report.

(2) Includes 2,374,377 shares held by Rasan Associates, LLC, a Texas limited liability company. Mr. Al-Humoud is a managing member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

(3) Includes 22,515,993 shares held by E&P Management and Development Co., LLC, a Texas limited liability company. Mr. Kaldirim is a managing member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

(4) Includes 3,024,045 shares held by Delta O&G, LLC, a Texas limited liability company. Dr. Kaldirim is a member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity. Includes also 22,515,993 shares held by E&P Management and Development Co., LLC, a Texas limited liability company. Dr. Kaldirim is a managing member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

(5) Includes 3,024,045 shares held by Delta O&G, LLC, a Texas limited liability company. Dr. Almadodi is a member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity. Includes also 22,515,993 shares held by E&P Management and Development Co., LLC, a Texas limited liability company. Dr. Almadodi is a managing member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

(6) Includes 13,584,993shares held by Caldwell US, Inc., a Delaware corporation. Mr. Al-Faddagh is an officer, director and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

(7) Includes 2,400,000 shares held by Rasan Energy. Mr. Al-Hajeri is a principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company's common stock. Tiber Creek is entitled to receive consulting fees of $100,000 from the Company and also holds shares of common stock in the Company. Tiber Creek and MB Americus LLC, a California limited liability company, each currently hold 250,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Moosewood, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Mergers. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the registration statement for the Company.

Mr. Fuad Al-Humoud, who is the President, and a director of the Company, was also a director of EPCO and Chairman of Prestige prior to the Acquisitions.

Dr. Osman Kaldirim, who is a director of the Company, was also a director of EPCO and Prestige prior to the Acquisitions.

The Company has entered into interest free loan arrangements with its subsidiary companies EPCO and/or Prestige. EPCO has a revolving funding arrangement that it has in place with affiliated entity Rasan Private Equity, Inc. Under this arrangement, the Company receives funding from a commodity purchase and subsequent sale agreement with Rasan. Similarly, there were other funding arrangements with other affiliates of EPCO which were availed of during the last three years. Most of these loans were converted into equity upon acquisition of EPCO and Prestige by the Company.

The Company discloses the following related-party transactions with respected to indebtedness, as follows, during the years 2013, 2012 and 2011, respectively:

2013

Name of related party	Loan type	Largest aggregate amount of principal during period	Amount of outstanding principal at period end	Amount of principal paid during period	Amount of interest paid during period	Rate of interest
Dr. Mashhoor A. Almadodi	Term Loan	$500,000	-	$517,500	-	7.0%
Dr. Mashhoor A. Almadodi	Interest Free Financing	$350,000	-	$350,000	-	Nil
Dr. Osman Kaldirim, Sr.	Interest Free Financing	$150,000	-	$150,000	-	Nil
Caldwell (US) Inc.	Interest Free Financing	$149,475	-	$149,475	-	Nil
E & P Management and Development Co., LLC	Term Loan	$6,090,968	-	$6,090,968	-	7.0%
Prestige O & G, LLC	Term Loan	$4,496,759	-	$4,496,759	-	7.0%
Rasan Private Equity	Term Loan	$450,000	$453,981	-	-	3.54%
Rasan Private Equity	Term Loan	$2,484,000	-	$2,484,000	-	7.0%
Rasan Energy	Interest Free Financing	$136,612	-	$136,612	-	Nil
Rasan Associates	Interest Free Financing	$181,612	-	$181,612	-	Nil

2012

Name of related party	Loan type	Largest aggregate amount of principal during period	Amount of outstanding principal at period end	Amount of principal paid during period	Amount of interest paid during period	Rate of interest
Dr. Mashhoor A. Almadodi	Term Loan	$500,000	$500,000	-	-	Nil
Dr. Osman Kaldirim, Sr.	Interest Free Financing	$150,000	$150,000	-	-	Nil
Caldwell (US) Inc.	Interest Free Financing	$400,000	-	$400,000	-	Nil
E & P Management and Development Co., LLC	Term Loan	$6,000,000	$6,000,000	-	-	Nil
Prestige O & G, LLC	Term Loan	$4,537,500	$4,537,500	-	-	10.0%
Rasan Private Equity	Term Loan	$2,400,000	$2,400,000	-	-	10.0%
Rasan Private Equity	Term Loan	$1,837,565	-	$1,837,565	-	7.0%
Rasan Energy	Interest Free Financing	$25,000	$25,000	-	-	Nil
Rasan Associates	Interest Free Financing	$42,000	$39,928	$2,072	-	Nil

2011

Name of related party	Loan type	Largest aggregate amount of principal during period	Amount of outstanding principal at period end	Amount of principal paid during period	Amount of interest paid during period	Rate of interest
Dr. Mashhoor A. Almadodi	Term Loan	$500,000	$500,000	-	-	Nil
Dr. Osman Kaldirim, Sr.	Interest Free Financing	$150,000	$150,000	-	-	Nil
Caldwell (US) Inc.	Interest Free Financing	$400,000	$400,000	-	-	Nil
E & P Management and Development Co., LLC	Term Loan	$6,000,000	$6,000,000	-	-	Nil
Prestige O & G, LLC	Term Loan	$4,125,000	$4,125,000	-	-	10.0%
Rasan Private Equity	Term Loan	$2,000,000	$2,000,000	-	-	10.0%
Rasan Private Equity	Term Loan	$1,717,350	$1,717,350	-	-	7.0%

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has one independent director – Mel Bernstein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Audit Fees

	Dec 31, 2012	Dec 31, 2013

Company (Parent)	$750	$16,500

EPCO (Subsidiary)	$10,000	$9,000

Prestige(Subsidiary)	$5,000	$4,500

Tax Fees

	Dec 31, 2012	Dec 31, 2013

Company (Parent)	$0	$1,500

EPCO (Subsidiary)	$1,500	$2,000

Prestige(Subsidiary)	$900	$1,000

All Other Fees

	Dec 31, 2012	Dec 31, 2013

Company (Parent)	$0	$23,830

EPCO (Subsidiary)	$1,060	$3,746

Prestige(Subsidiary)	$0	$0

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Clay Thomas, P.C.

500 Chestnut Street
Suite 804
Abilene, Texas 79602
(325) 268-5838 (office)
(877) 899-0382 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Woodgate Energy Corporation

I have audited the accompanying statements of financial position of Woodgate Energy Corporation as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Woodgate Energy Corporation’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodgate Energy Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Clay Thomas, PC
Abilene, Texas
April 11, 2014

clay.thomas@claythomaspc.com	www.claythomaspc.com

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statements of Financial Position

As of December 31, 2013 and 2012

	2013	2012
ASSETS

Current Assets
Cash and Cash Equivalents	736,647	55,100
Accounts Receivable - Related Party	-	562,438
Accrued Gas Sales	506	-
Prepaid Expense	13,415	13,809
Refundable Deposits	11,204	11,204
	761,772	642,551

Fixed Assets
Property and Equipment	34,265	33,403
Furniture and Fixtures	39,236	39,236
Project Under Development	19,009,407	18,351,693
Intangibles	8,157,352	-
Less accumulated DD&A	(69,692)	(69,746)
Total Assets	27,932,340	18,997,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	124,086	640,075
Accounts Payable - Related Party	142,749	58,685
Accrued Expense	906,045	132,463
Payroll Tax Liabilities	-	-
Direct Deposit Liabilities	-	-
Notes Payable	-	714,928
	1,172,880	1,546,151

Long-term Debt
Notes Payable - Related Parties	453,981	8,400,000
Total	1,626,861	9,946,151
Loss Incurring Since Inception	(5,886,327)	(3,765,749)
Stockholder's Equity (100,000,000 common shares authorized, 47,345,000 shares issued and outstanding)	32,191,806	12,816,735
Total Liabilities and Stockholders' Equity	27,932,340	18,997,137

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Operations

For the Years Ending December 31, 2013, 2012 and the Period Since Inception

	2013	2012	June 6, 2005 (Inception) to Dec 31, 2013

Revenues

Gas Sales	3,845	4,420	23,893
Total	3,845	4,420	23,893

Costs and Expenses
Direct operating costs	3,083	2,433	39,659
General and administrative costs			-
Adv. & Marketing Expenses	820	-	4,663
Bad Debt	107,302	-	107,302
Bank charges	638	345	3,059
Communication	651	6,395	7,046
Depreciation, depletion and amortization	(55)	2,893	69,692
Employee insurance	-	-	-
Financing Cost	357,519	-	658,537
Insurance	17,685	29,436	98,028
Legal	144,129	133,416	783,373
License Fees	378	124	19,016
Miscellaneous	2,439	2,794	45,028
Payroll	972,319	590,587	3,531,498
Professional Fees	420,754	21,381	3,391,016
Rent	48,653	44,043	233,596
Supplies	7,168	5,384	49,948
Taxes	4,365	332	6,820
Travel	86,593	47,880	458,310
Utilities	4,103	962	53,908
Total	2,175,461	885,972	9,560,499
Operating Income	(2,174,699)	(883,985)	(9,536,606)

Interest, Expense and Other Income
Other Income	167,210	558,793	4,957,120
Other Expense	(38)	-	(126,492)
Net unrealized gains (losses) on investments	(271,317)	(267,624)	(1,180,349)
Income from Continuing Operations	(2,278,844)	(592,816)	(5,886,327)

Earnings (loss) per Common Share	(0.06)	(0.02)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Cash Flows

For the Years Ending December 31, 2013, 2012 and the Period Since Inception

	2013	2012	June 6, 2005 (Inception) to Dec 31, 2013
Operating Activities
Net Income	(2,278,844)	(592,816)	(1,868,472)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	(519,504)	594,550	267,703
Accounts Receivable	660,320	(437,561)	-
Accrued Expense	770,638	(288,244)	963,100
Accrued Interest	-	139,077	-
Accrued Sale of Gas Income	427	(690)	(506)
Credit Cards	509	(17)	518
Deposits	-	(3,928)	(11,204)
Depreciation	(55)	2,893	69,692
Investments	-	1,542,510	-
Note Receivable - Related Party		(412,500)	-
Payroll Tax Liabilities	(8,449)	8,305	(176)
Prepaid Expense	394	12,043	(13,415)
Net Cash Provided/(used) by Operating Activities	(1,374,564)	563,622	(592,760)

Investing Activities
Intangible Assets	(8,157,352)	-	(8,157,352)
Investment in EPCO	5,474,074	267,624	-
Notes Receivable - Related Party	4,537,500	-	-
Projects Under Development	(340,448)	(965,360)	(19,009,406)
Property & Equipment	(861)	(388)	(73,501)
	1,512,913	(698,124)	(27,240,259)
Financing Activities
Notes Payables	(13,198,447)	(1,239,922)	453,981
Proceeds from Issuance of Stock	-	2,000	2,157
Proceeds from Stock Sale	1,347,292	-	1,346,492
Proceeds from Members/Stockholder's Contribution	12,396,353	1,516,007	26,802,419
Net Cash Provided by Financing Activities	545,198	278,085	28,605,049

Net Cash increase for period	683,547	143,583	772,030
Cash at Beginning of Period	53,100	(88,483)	(35,383)
Cash at end of Period	736,647	55,100	736,647

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Stockholders' Equity

For the Period Ending December 31, 2013

	Shares	Common Stock	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	30,842,206	-	5,339,543

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	32,187,071	(5,886,327)	26,305,479

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements include the accounts of subsidiaries the Corporation controls.

Majority ownership is normally the indicator of control that is the basis on which subsidiaries are consolidated. However, certain factors may indicate that a majority-owned investment is not controlled and therefore should be accounted for using the equity method of accounting. These factors occur where the minority shareholders are granted by law or by contract substantive participating rights. These include the right to approve operating policies, expense budgets, financing and investment plans, and management compensation and succession plans.

Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Corporation’s investment that is other than temporary. Examples of key indicators include a history of operating losses, a negative earnings and cash flow outlook, significant downward revisions to oil and gas reserves, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, an impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.

Revenue Recognition. The Corporation generally sells crude oil, natural gas and petroleum under short-term agreements at prevailing market prices. In some cases (e.g., natural gas), products may be sold under long-term agreements, with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

Derivative Instruments. The Corporation makes no use of derivative instruments. The Corporation does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features.

Fair Value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

Property, Plant and Equipment. Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

Interest costs incurred to finance expenditures during the construction phase of multiyear projects are capitalized as part of the historical cost of acquiring the constructed assets. The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use. Capitalized interest costs are included in property, plant and equipment and are depreciated over the service life of the related assets.

The Corporation uses the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method.

The Corporation carries as an asset exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Corporation is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves.

Capitalized exploratory drilling and development costs associated with productive depletable extractive properties are amortized using unit-of-production rates based on the amount of proved developed reserves of oil, gas and other minerals that are estimated to be recoverable from existing facilities using current operating methods.

Under the unit-of-production method, oil and gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank.

Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain the Corporation’s wells and related equipment and facilities and are expensed as incurred. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labor costs to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity.

Proved oil and gas properties held and used by the Corporation are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

The Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for crude oil commodity prices, refining and chemical margins and foreign currency exchange rates. Annual volumes are based on field production profiles, which are also updated annually. Prices for natural gas and other products are based on corporate plan assumptions developed annually by major region and also for investment evaluation purposes. Cash flow estimates for impairment testing exclude derivative instruments.

Impairment analyses are generally based on proved reserves. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the Corporation expects to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period. The valuation allowances are reviewed at least annually.

Gains on sales of proved and unproved properties are only recognized when there is neither uncertainty about the recovery of costs applicable to any interest retained nor any substantial obligation for future performance by the Corporation.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

Asset Retirement Obligations and Environmental Liabilities. The Corporation incurs retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value.

Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties and projected cash expenditures are not discounted.

Foreign Currency Translation. The Corporation selects the United States Dollar as the functional reporting currency for it’s based on the currency of the primary economic environment in which each subsidiary operates.

For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

NOTE 2.	GOING CONCERN

The Company sustained operating losses since inception. It has losses at December 31, 3013 and 2012 of $2,278,844 and $592,816, respectively. The Company has an accumulated deficit of $5,886, 237 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a growing concern.

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	Upon registration, the Company will attempt to raise funds through equity offerings. If successful, these funds will be used to provide working capital.

•	In the longer term, the Company believes the cash flows from growth in its operations will provide resources for continued operations.

There can be no assurance the Company will have the ability to implement its business plan and to ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon three key factors:

•	The Company’s ability to obtain adequate sources of equity funding to meet current commitments and fund the continuation of its business operation in the near term.

•	The ability of the Company to control costs and expand revenues.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE 3.	ACCOUNTING CHANGES

The Corporation did not adopt authoritative guidance in 2013 that had a material impact on the Corporation’s financial statements.

NOTE 4.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

In July 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

On May 16, 2013, the Company redeemed an aggregate of 19,500,000 of the 20,000,000 outstanding shares at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On May 17, 2013, the Company issued 8,750,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 94.5% of the total outstanding 9,250,000 shares of common stock.

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By December 31, 2013, the Company had issued 1,345,000 shares of its common stock through private placement.

On September 6, 2013, the Company entered into a business combination with two LLCs – Prestige O & G, LLC and E & P Co., LLC, taking the form of a reverse merger.

The exchange closing took place on September 25, 2013 and the Company allotted a new issue of 36,750,000 to the members of Prestige O & G, LLC and E & P Co., LLC

As of December 31, 2013, 47,345,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At December 31, 2013 and 2012, the Company had Cash and Cash Equivalents consisting of $736,647 and $55,100, respectively.

Accounts Receivable

At December 31, 2013 and 2012, the Company had Accounts Receivable – Related Party consisting of $ 0 and $562,438, respectively.

Projects Under Developments

At December 31, 2013 and 2012, the Company’s Projects Under Development were $19,009,407 and $18,351,693, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	8,869,848	18,001,693
Prestige O & G, LLC (Subsidiary)	10,139,559	350,000
Total	19,009,407	18,351,693

Intangibles

At December 31, 2013 and 2012, the Company held Intangible Assets of $8,157,352 and $0, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	8,157,352	-
Prestige O & G, LLC (Subsidiary)	-	-
Total	8,157,352	-

Notes Payable

At December 31, 2013 and 2012, the Company held Notes Payable consisting of $453,981 and $9,114,928, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	453,981	9,114,928
Prestige O & G, LLC (Subsidiary)	-	-
Total	453,981	9,114,928

Accounts Payable

At December 31, 2013 and 2012, the Company held Accounts Payable consisting of $266,835 and $698,760, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	266,835	698,760
Prestige O & G, LLC (Subsidiary)	-	-
Total	266,835	698,760

Revenues

As of December 31, 2013 and 2012, Woodgate had limited revenues of gas sales in the amount of $3,845 and $4,420 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the years ending December 31, 2013 and 2012, the company recorded losses of $2,278,844 and $592,816, respectively. This resulted in Earnings Per Share of ($0.06) and ($0.02) for those respective year ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

Litigation and other Contingencies

Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Company accrues an undiscounted liability for those contingencies where the incurrence of loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For purposes of our contingency disclosures, “significant” includes material matters as well as other matters which management believes should be disclosed. Woodgate Energy Corporation will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate outcome of any currently pending lawsuit against Woodgate Energy Corporation will have a material adverse effect upon the Company’s operations, financial condition, or financial statements taken as a whole.

On April 16, 2009, Noram Drilling Company filed an original complaint against E & P Co. International, LLC and E & P Co., LLC in the 37th District Court of Louisiana, arguing E & P Co., LLC was liable for breach of contract by E & P Co., LLC under the theory of single enterprise liability. The Company argues no such single enterprise liability exists as the contract is to be construed under Texas law. On January 16, 2013, the 37th District Court in the Parish of Caldwell, Louisiana, the court granted E & P Co., LLC’s Motion for Summary Judgment, holding the Company not to be a party to the drilling contract. The Court further denied NorAm’s Motion for Summary Judgment for damages. On December 11, 2013, the Court of Appeals of the Second Circuit of the State of Louisiana affirmed the trial court’s finding.

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from nonoperating activities.

Results of Operations for the Years Ending	2013	2012
Revenue
Sales to third parties	3,845	4,420

Production costs excluding taxes	3,083	2,433
Exploration expenses incurred	-	-
Taxes other than income	-	-
Related income tax	-	-
Results of producing activities	762	1,987

Management’s judgment regarding the project’s capitalization of exploration well costs is based upon its current inability to estimate reserves. Currently, the project requires additional investment and approximately six months production history at substantially higher rates before an appropriate valuation of proved reserves may be made. The Company anticipates the following costs necessary to achieve proven reserve status of which E & P Co., LLC will be responsible for its interest accordingly:

Description	Cost
Addition of new saltwater disposal well	1,000,000
Re-drill Well No. 1	1,000,000
Replace pumps on Wells No. 4 and 5	200,000
Proved reserves valuation	25,000
-
Net costs	2,225,000

As of December 31, 2013 and 2012, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2013		2012
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees
Unproved oil and gas properties	19,009,407	19,009,407	18,351,693	18,351,693
Proved oil and gas properties	-	-	-	-
Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19,009,407	19,009,407	18,351,693	18,351,693

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2
2009	2,986,906	2
2010	3,544,207	2
2011	5,285,613	2
2012	965,360	2
2013	657,714	2
Total	19,009,407	2

Costs Incurred In Oil And Gas Property Acquisition,

Exploration And Development

For The Years Ended December 31, 2013 And 2012

Consolidated Entries	2013	2012
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515

Subsequent Events

None noted.

Previously filed exhibits:

The exhibits filed in earlier reports and the Company's Form 10Qs are incorporated herein by reference.

2.1+	Exchange Agreement
2.2.+	Exchange Agreement
10.1+	Coalbed Methane Lease
10.2+	Amendments to Coalbed Methane Lease
10.3+	Agreement with Regency Gas
10.4+	Amendments to Agreement with Regency Field Services
10.5++	Agreement with Tiber Creek Corporation
10.6++	Funding Arrangement with Rasan Private Equity
10.7++	Employment Agreement of Stephen Spafford
10.8++	Employment Agreement of Samta Gupta.
10.9+++	Financing Arrangement with Rasan Private Equity
10.10+++	Escrow Agreement
10.11+++	Drilling Bid Proposal and Daywork Drilling Contract

+ Previously filed with Form 8-K on October 4, 2013 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++Previously filed with Form 8-K on February 11, 2014 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

+++ Previously filed with Form 8-K on March 27, 2014 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION

/s/ Fuad Al-Humoud
By: Fuad Al-Humoud.
President
Chief Financial Officer

Dated: April 15, 2014