Form 10-Q
period 2014-03-31
Woodgate Energy Corp
filed 2014-05-14
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.0001	47,345,000

Documents incorporated by reference:	None

PART I

ITEM 1. FINANCIAL STATEMENTS

Woodgate Energy Corporation

 A Development Stage Company

Consolidated Statements of Financial Position

As of March 31, 2014 and December 31, 2013

	March 31 2014	2013
ASSETS

Current Assets
Cash and Cash Equivalents	215,145	736,647
Accounts Receivable - Related Party	-	-
Accrued Gas Sales	59	506
Prepaid Expense	12,500	13,415
Refundable Deposits	11,204	11,204
	238,908	761,772

Fixed Assets
Property and Equipment	34,265	34,265
Furniture and Fixtures	39,236	39,236
Project Under Development	19,692,007	19,009,407
Intangibles	8,157,352	8,157,352
Less accumulated DD&A	(70,168)	(69,692)
Total Assets	28,091,600	27,932,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	466,283	124,086
Accounts Payable - Related Party	143,618	142,749
Accrued Expense	880,769	906,045
Payroll Tax Liabilities	6,691	-
Direct Deposit Liabilities	-	-
Notes Payable	-	-
	1,497,361	1,172,880

Long-term Debt
Notes Payable - Related Parties	453,981	453,981
Total	1,951,342	1,626,861
Loss Incurring Since Inception	(6,051,548)	(5,886,327)
Stockholder's Equity (100,000,000 common shares authorized, 47,345,000 shares issued and outstanding)	32,191,806	32,191,806
Total Liabilities and Stockholders' Equity	28,091,600	27,932,340

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statement of Operations
For the Quarters Ending March 31, 2014 and 2013 and the Period Since Inception

	1st Quarter 2014	1st Quarter 2013	June 6, 2005 (Inception) to Mar 31, 2014

Revenues

Gas Sales	247	379	24,140
Total	247	379	24,140
			-
Costs and Expenses			-
Direct operating costs	2,258	105	41,917
General and administrative costs			-
Adv. & Marketing Expenses	-	-	4,663
Bad Debt	-	107,302	107,302
Bank charges	164	151	3,223
Communication	84	249	7,130
Depreciation, depletion and amortization	476	362	70,168
Employee insurance	-	-	-
Financing Cost	4,165	-	662,702
Insurance	4,390	4,304	102,418
Legal	13,772	10,342	797,145
License Fees	814	126	19,830
Miscellaneous	266	1,728	45,294
Payroll	119,388	117,076	3,650,886
Professional Fees	6,117	282,182	3,397,133
Rent	11,862	13,093	245,458
Regulatory	651	-	651
Supplies	978	554	50,926
Taxes	-	-	6,820
Travel	1,026	10,001	459,336
Utilities	1,075	917	54,983
Total	165,228	548,387	9,725,727
Operating Income	(167,239)	(548,113)	(9,703,845)
			-
Interest, Expense and Other Income			-
Other Income	2,018	-	4,959,138
Other Expense	-	-	(126,492)
Net unrealized gains (losses) on investments	-	-	(1,180,349)
Income from Continuing Operations	(165,221)	(548,113)	(6,051,548)

Earnings (loss) per Common Share	(0.00)	(0.03)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statement of Cash Flows
For the Quarters Ending March 31, 2014, 2013 and the Period Since Inception

	1st Quarter 2014	1st Quarter 2013	June 6, 2005 (Inception) to Mar 31, 2014
Operating Activities
Net Income	(165,221)	(548,113)	(2,033,693)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	343,066	392,547	610,769
Accounts Receivable	447	(933)	447
Accrued Expense	(25,276)	233,437	937,824
Accrued Interest	-	(1)	-
Accrued Sale of Gas Income	-	-	(506)
Credit Cards	-	-	518
Deposits	-	-	(11,204)
Depreciation	476	70,108	70,168
Investments	-	-	-
Note Receivable - Related Party	-	-	-
Payroll Tax Liabilities	6,691	6,045	6,515
Prepaid Expense	915	1,309	(12,500)
Net Cash Provided/(used) by Operating Activities	161,098	154,399	(431,662)

Investing Activities
Intangible Assets	-	-	(8,157,352)
Investment in EPCO	-	-	-
Notes Receivable - Related Party	-	-	-
Projects Under Development	(682,600)	(350,466)	(19,692,006)
Property & Equipment	-	(69,746)	(73,501)
	(682,600)	(420,212)	(27,922,859)
Financing Activities
Notes Payables	-	-	-
Proceeds from Issuance of Stock	-	-	4,735
Proceeds from Stock Sale	-	-	1,344,865
Proceeds from Members/Stockholder's Contribution	-	239,532	26,430,319
Net Cash Provided by Financing Activities	-	239,532	27,779,919

Net Cash increase for period	(521,502)	(26,281)	(574,602)
Cash at Beginning of Period	736,647	53,100	789,747
Cash at end of Period	215,145	26,819	215,145

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statement of Stockholders' Equity
For the Period Ending March 31, 2014

	Shares	Common Stock	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	30,842,206	-	5,339,543

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	32,187,071	(5,886,327)	26,305,479

Net Income/loss March 31, 2014	-	-	-	-	(165,221)	(165,221)

Balance March 31, 2014	47,345,000	4,735	-	32,187,071	(6,051,548)	26,140,258

The accompanying notes are an integral part of the financial statements.

WOODGATE ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

WoodgateEnergy Corporation ("Woodgate" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On September 6, 2013, Woodgateentered into a business combination with Prestige O&G, LLC and E&P Co., LLC. This combination took the form of stock-for-stock acquisition and Prestige O&G, LLC and E&P Co., LLC became fully owned subsidiaries of the Company. Woodgate has been in the developmental stage since inception and its operations to date have been limited to identifying potential Oil & Gas Project companies and entering into a business transaction with them.

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

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the period ending March 31, 2014, the company has recorded a loss of $165,221 resulting inEarnings per share of ($0.00).

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2014, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company sustained operating losses since inception. It has losses at March 31, 2014 and December 31, 3013 of $165,221 and $2,278,844 respectively. The Company has an accumulated deficit of $6,051,458 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The Corporation did not adopt authoritative guidance in 2014 that had a material impact on the Corporation’s financial statements.

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

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By March 31, 2014, the Company had issued 1,345,000 shares of its common stock through private placement.

On September 6, 2013, the Company entered into a business combination with two LLCs – Prestige O & G, LLC and E & P Co., LLC, taking the form of a reverse merger.

The exchange closing took place on September 25, 2013 and the Company allotted a new issue of 36,750,000 to the members of Prestige O & G, LLC and E & P Co., LLC

As of March 31, 2014, 47,345,000 shares of common stock and no preferred stock were issued and outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Woodgate Energy Corporation (formerly Woodgate Acquisition Corporation) was incorporated on July 23, 2012 under the laws of the State of Delaware to engage inany lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.Woodgatewas formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Woodgate has filed with the Securities and Exchange Commission a registration statement on Form 10 and has effected a change in control inMay, 2013. The Company has filed a Form 8-K noticing the change of its name and a subsequent Form 8-K notifying the change in control.

On September 6, 2013, Woodgate entered into a business combination with Prestige O&G, LLC and E&P Co., LLC. The combination took the form of stock-for-stock acquisition and Prestige O&G, LLC and E&P Co., LLC became fully owned subsidiaries of the Company. Following the business combination, the Company filed a Form 8-K with the Securities and Exchange Commission.

Following the business combination of Woodgate with Prestige O&G, LLC and E&P Co., LLC, the Company allotted a new issue of 23,453,050 Common Shares to be given to the members of Prestige O&G, LLC and E&P Co., LLC for the purpose of acquiring the LLCs by the Company. Additionally, the Company also allotted the aggregate of 13,296,950 Common shares against the outstanding Debt balances in the books of LLCs as it appeared on the day of business combination. The Company also issued 1,345,000 shares of its common stock through private placement through March 31, 2014.

The presented financials for Woodgate for March 31, 2014 are the consolidated financials for Woodgate Energy Corporation and its subsidiaries, Prestige O&G, LLC and E&P Co., LLC.

Cash & Cash Equivalents

At March 31, 2014 and December 31, 2013, Cash and Cash Equivalents consisted of $215,145 and $736,647 respectively.

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	44,206
E&P Co., LLC (Subsidiary Company)	165,161
Prestige O&G, LLC (Subsidiary Company)	5,778
TOTAL	215,145

Accounts Receivable

Woodgate had an Accounts Receivable of $1,690,516 at March 31, 2014.

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	1,258,180
E&P Co., LLC (Subsidiary Company)	431,343
Prestige O&G, LLC (Subsidiary Company)	993
1,690,516

Projects Under Development

At March 31, 2014, the Company has $19,692,007 recorded as Projects Under Development. This includes $19,342,007 for the CBM project held jointly by its subsidiaries E&P Co., LLC and Prestige O&G, LLC and $350,000 for the Washington project held by Prestige O&G, LLC.

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	9,211,148
Prestige O&G, LLC (Subsidiary Company)	10,480,859
19,692,007

Intangibles

The Company also records $8,157,352 as an Intangible asset as identified by its subsidiaries to recognize the value of the proprietary well completion processes developed by the engineers of the subsidiary company.

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	8,157,352
Prestige O&G, LLC (Subsidiary Company)	0
8,157,352

Notes Payables

At March 31, 2014, the Company had Notes Payables for $453,981.

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	453,981
Prestige O&G, LLC (Subsidiary Company)	0
453,981

Accounts Payable

At March 31, 2014, the Company had Accounts Payables for $2,300,417

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	1,782
E&P Co., LLC (Subsidiary Company)	1,862,254
Prestige O&G, LLC (Subsidiary Company)	436,381
2,300,417

Revenues

As of March 31, 2014, Woodgate had generated limited revenues (Gas Sales for $247) for the reported period and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the period ending March 31, 2014, the company has recorded a loss of $165,221 resulting in Earning per share of ($0.00) per share. Majority of this loss has been contributed by the operational expenses incurred by the subsidiaries of the Company and hence consolidated.

Subsequent Events

Subsequent to the date of this Report, commencing in April 2014, the Company has been in process of identifying a market maker for achieving the trading status for its shares. The Company expects its share to be traded by the mid of 2014. The Company has also been in process of identifying a Transfer Agent and it is likely to be finalized soon.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4.Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the designand operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with theparticipation of the Company's Board of Directors.

Based upon that evaluation, they concluded that, as of March 31, 2014 that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports isrecorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in thereports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report ofthe Company's registered public accounting firm regarding internalcontrol over financial reporting. Management's report was not subjectto attestation by the Company's registered public accounting firmpursuant to temporary rules of the Securities and ExchangeCommission that permit the Company to provide only management'sreport in this Quarterly Report.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Companyis unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 47,345,000common shares pursuant to Section 4(2) of the Securities Act of 1933for an aggregate purchase price of $4,734.50 as follows:

On July 31, 2012, Woodgate issued the following shares ofits common stock:

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

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By March 31, 2014, the Company had issued 1,345,000 shares of its common stock through private placement.

On September 6, 2013, the Company entered into a Business Combination with two LLCs – Prestige O&G, LLC and E&P Co, LLC and the combination took the form of Stock-for-Stock acquisition.

The Exchange Closing took place on September 25, 2013 and the Company allotted a new issue of 23,453,050 Common Shares to be given to the members of Prestige O&G, LLC and E&P Co., LLC for the purpose of acquiring the LLCs by the Company. Additionally, the Company also allotted the aggregate of 13,296,950 Common shares against the outstanding Debt balances in the books of LLCs as it appeared on the day of business combination.In sum, a total of 36,750,000 shares of common stock of the Company were issued in the Acquisitions.

As of March 31, 2014, 47,345,000 shares of common stock and no preferred stock were issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not beenany material changes to the procedures by which security holdersmay recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a) Exhibits

31 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on itsbehalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION

By: /s/ Fuad Al-Humoud.
President
Chief Financial Officer

Dated: May 14, 2014