Form 10-K/A
period 2013-12-31
Woodgate Energy Corp
filed 2014-07-29
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at July 11, 2014
Common Stock, par value $0.0001	47,612,000

Documents incorporated by reference:	None

PART 1

Subsequent to the period covered by this Report, the Company has filed a Form 8-K (filed May 7, 2014) pursuant to the Securities and Exchange Act of 1934. Much of the information contained below is further discussed in those filings and such information is incorporated by reference herewith.

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

Prestige was formed in June 2009 in the State of Texas, and invests in and develops oil and gas production projects mainly in the United States. As one of its major investments, Prestige formerly held an interest in EPCO (which interest was withdrawn on June 30, 2013 in preparation for the Acquisitions) and is currently a partner with EPCO in its CBM Gas Project in the State of Louisiana.

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

In June 2013, EPCO entered into a participation agreement with Prestige to establish a partnership in this project whereby each of EPCO and Prestige now holds a 50% interest in the project. Prestige also holds interest in another project (Washington project) which is in very initial stage. The Washington project is an early stage Coalbed methane exploration and development project.  The project is also known as the Vader prospect, which is located in Lewis County, Washington State.  The Company has leased approximately 3,000 acres for the purposes of this project.  Currently the project is on hold awaiting the ongoing development in the Company's Louisiana CBM Project.

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

Customer Agreement

The main source of revenue for the Company (through EPCO) is the sale of CBM gas to Regency Gas Services, LLC (together with all of its affiliates, collectively, “Regency”) through various off-take agreements to sell all produced gas at prevailing market prices. Pursuant to the agreement, which includes Regency Intrastate Gas LP, a tap, valve and metering facility for the receipt of gas by Regency from EPCO was set up by the parties. Pursuant to the agreement, the Company receives revenues upon sales of gas each month.

EPCO Lease from International Paper Company

On May 1, 2008, EPCO entered into an exploration agreement with coal bed methane lease option east with International Paper Company (“International Paper Agreement”). Under the International Paper Agreement, EPCO has rights to explore for, and otherwise evaluate, deposits of coal containing coal bed methane in certain areas in Caldwell Parish, Louisiana comprising approximately 9,661 acres. Pursuant to the International Paper Agreement, EPCO exercised a lease option in 2008 allowing it to proceed with development and production projects in this area. Since then, EPCO has annually renewed such lease for its project development (the current period, as recently renewed, runs to April 30, 2015) for and in consideration of the negotiated sum of $19,322 and other good and valuable consideration by the Lessor. The current annual renewal extending the primary term of the coal bed methane lease until April 30, 2015 covers all of the 9,661 acres under the original lease. Further annual extensions will also require the Company to pay default penalty at a rate of $2 per acre.

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

Names of Shareholders	No. of shares
Consideration

Saad Salah Al-Ghanim	75,000	$75,000
Ahmad Yousef Al-Khalaf	30,000	$30,000
Yousef Yakoob Al-Salman	60,000	$60,000
Al-Rawda Investment for Real Estate Development and Projects Management Co.	500,000	$500,000
Al Majmow International Trading Est.	100,000	$100,000
Al Wadi Limited Co.	100,000	$100,000
Mashhhoor Ali O Almadodi	80,000	$80,000
Fatmah Abdulgader A Radwan	60,000	$60,000
Hajar Mashhor A Almadodi	30,000	$30,000
Zainab Mashhour A Almadodi	30,000	$30,000
Khawlah Mashhoor A Almadodi	30,000	$30,000
Aisha Mashhour A Almadodi	30,000	$30,000
Ali Mashhoor A Almadodi	30,000	$30,000
Mahmoud Mashhour A Almadodi	30,000	$30,000
Fuad Hamed Al-Humoud	10,000	$10,000
Hamad Fuad Al-Humoud	10,000	$10,000
Abdulaziz Fuad Al-Humoud	10,000	$10,000
Khaled Rashed Al-Hajeri	10,000	$10,000
Fakhrieh Muhammad Al-Hajeri	10,000	$10,000
Munirah Khaled Al-Hajeri	10,000	$10,000
Rashed Khaled Al-Hajeri	10,000	$10,000
Sarah Khaled Al-Hajeri	10,000	$10,000
Muhammad Khaled Al-Hajeri	10,000	$10,000
Ali Khaled Al-Hajeri	10,000	$10,000
Abdullah Khaled Al-Hajeri	10,000	$10,000
Takek Al-Kasabi	50,000	$50,000
Mashhoor Ali O Almadodi	267,000	$267,000

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

Description	Cost
Addition of new saltwater disposal well	1,000,000

Re-drill Well No. 1	1,000,000

Replace pumps on Wells No. 4 and 5	200,000

Proved reserves valuation	25,000
-

Net costs	2,225,000

As of December 31, 2013 and 2012, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2013		2012
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees

Unproved oil and gas properties	19,009,407	19,009,407	18,351,693	18,351,693

Proved oil and gas properties	-	-	-	-

Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19,009,407	19,009,407	18,351,693	18,351,693

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2

2009	2,986,906	2

2010	3,544,207	2

2011	5,285,613	2

2012	965,360	2

2013	657,714	2

Total	19,009,407	2

Costs Incurred In Oil And Gas Property Acquisition,

Exploration And Development

For The Years Ended December 31, 2013 And 2012

	2013	2012
Consolidated Entries
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its officers:

Name	Age	Position
Year Commenced

Fuad Al-Humoud	50	President and Director
2013
Osman Kaldirim, Jr.	35	Director
2013
Dr. Osman Kaldirim	61	Director
2013
Mel Bernstein	42	Director
2013

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

		Number of Shares of
Name	Position	Common Stock		Percent
of Class (1)

Fuad Al-Humoud	President and Director	2,384,377	(2)	5%
8435 Chisholm Rd. Unit #9
Pensacola, Fl. 32514

Osman Kaldirim, Jr.	Director	22,515,993	(3)	48%
6363 San Felipe Dr., Apt # 215
Houston, TX 77057

Dr. Osman Kaldirim	Director	25,540,048	(4)	54%
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

(1) Based upon 47,612,000 shares outstanding as of the date of this report.

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

Abilene, Texas 79602

(325) 268-5838 (office)

(877) 899-0382 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Woodgate Energy Corporation

I have audited the accompanying statements of financial position of Woodgate Energy Corporation as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013 and since the Company’s inception. Woodgate Energy Corporation’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodgate Energy Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and since the Company’s inception are in conformity with accounting principles generally accepted in the United States of America.

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

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statements of Financial Position
As of December 31, 2013 and 2012

	2013	2012
ASSETS

Current Assets
Cash and Cash Equivalents	736,647	55,100
Accounts Receivable - Related Party	-	562,438
Accrued Gas Sales	506	-
Prepaid Expense	13,415	13,809
Refundable Deposits	11,204	11,204
	761,772	642,551

Fixed Assets
Property and Equipment	34,265	33,403
Furniture and Fixtures	39,236	39,236
Project Under Development	19,009,407	18,351,693
Intangibles	-	-
Less accumulated DD&A	(69,692)	(69,746)
Total Assets	19,774,988	18,997,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	124,086	640,075
Accounts Payable - Related Party	142,749	58,685
Accrued Expense	906,045	132,463
Payroll Tax Liabilities	-	-
Direct Deposit Liabilities	-	-
Notes Payable	-	714,928
	1,172,880	1,546,151

Long-term Debt
Notes Payable - Related Parties	453,981	8,400,000
Total	1,626,861	9,946,151
Loss Incurring Since Inception	(5,886,327)	(3,765,749)
Stockholder's Equity (100,000,000 common shares authorized, 47,345,000 shares issued and outstanding)	24,034,454	12,816,735
Total Liabilities and Stockholders' Equity	19,774,988	18,997,137

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statement of Operations
For the Years Ending December 31, 2013, 2012 and the Period Since Inception

			June 6, 2005
			(Inception) to
	2013	2012	Dec 31, 2013

Revenues

Gas Sales	3,845	4,420	23,893
Total	3,845	4,420	23,893

Costs and Expenses
Direct operating costs	3,083	2,433	39,659
General and administrative costs			-
Adv. & Marketing Expenses	820	-	4,663
Bad Debt	107,302	-	107,302
Bank charges	638	345	3,059
Communication	651	6,395	7,046
Depreciation, depletion and amortization	(55)	2,893	69,692
Employee insurance	-	-	-
Financing Cost	357,519	-	658,537
Insurance	17,685	29,436	98,028
Legal	144,129	133,416	783,373
License Fees	378	124	19,016
Miscellaneous	2,439	2,794	45,028
Payroll	972,319	590,587	3,531,498
Professional Fees	420,754	21,381	3,391,016
Rent	48,653	44,043	233,596
Supplies	7,168	5,384	49,948
Taxes	4,365	332	6,820
Travel	86,593	47,880	458,310
Utilities	4,103	962	53,908
Total	2,178,544	888,405	9,560,499
Operating Income	(2,174,699)	(883,985)	(9,536,606)

Interest, Expense and Other Income
Other Income	167,210	558,793	4,957,120
Other Expense	(38)	-	(126,492)
Net unrealized gains (losses) on investments	(271,317)	(267,624)	(1,180,349)
Income from Continuing Operations	(2,278,844)	(592,816)	(5,886,327)

Earnings (loss) per Common Share	(0.06)	(0.02)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statement of Cash Flows
For the Years Ending December 31, 2013, 2012 and the Period Since Inception

	2013	2012	June 6, 2005 (Inception) to Dec 31, 2013
Operating Activities
Net Income	(2,278,844)	(592,816)	(5,886,327)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	(521,504)	594,550	4,285,558
Accounts Receivable	660,320	(437,561)	-
Accrued Expense	770,638	(288,244)	963,100
Accrued Interest	-	139,077	-
Accrued Sale of Gas Income	427	(690)	(506)
Credit Cards	509	(17)	518
Deposits	-	(3,928)	(11,204)
Depreciation	(55)	2,893	69,692
Investments	-	1,542,510	-
Note Receivable - Related Party		(412,500)	-
Payroll Tax Liabilities	(8,449)	8,305	(176)
Prepaid Expense	394	12,043	(13,415)
Net Cash Provided/(used) by Operating Activities	(1,376,564)	563,622	(592,760)

Investing Activities
Investment in EPCO	5,474,074	267,624	-
Notes Receivable - Related Party	4,537,500	-	-
Projects Under Development	(340,448)	(965,360)	(19,009,406)
Property & Equipment	(861)	(388)	(73,501)
	9,670,265	(698,124)	(19,082,907)
Financing Activities
Notes Payables	(13,198,447)	(1,239,922)	453,981
Proceeds from Issuance of Stock	-	2,000	2,157
Proceeds from Stock Sale	1,347,292	-	1,346,492
Proceeds from Members/Stockholder's Contribution	4,239,001	1,516,007	18,609,684
Net Cash Provided by Financing Activities	(7,612,154)	278,085	20,412,314

Net Cash increase for period	681,547	143,583	736,647
Cash at Beginning of Period	55,100	(88,483)	-
Cash at end of Period	736,647	55,100	736,647

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statement of Stockholders' Equity
For the Period Ending December 31, 2013

				Additional Paid-in	Accumulated
	Shares	Common Stock	Members' Capital	Capital	Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	22,684,854	-	(2,817,809)

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	24,029,719	(5,886,327)	18,148,127

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

Description	Cost
Addition of new saltwater disposal well	1,000,000

Re-drill Well No. 1	1,000,000

Replace pumps on Wells No. 4 and 5	200,000

Proved reserves valuation	25,000
-
Net costs	2,225,000

As of December 31, 2013 and 2012, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2013		2012
				Entity’s
		Entity’s Share		Share of
		of Equity		Equity
		Method		Method
	Consolidated	Investees	Consolidated	Investees

Unproved oil and gas properties	19,009,407	19,009,407	18,351,693	18,351,693

Proved oil and gas properties	-	-	-	-

Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19,009,407	19,009,407	18,351,693	18,351,693

The aging of amounts of capitalized well costs and number of projects are as follows:

	Well Costs
	Capitalized
Period Ending	for the	Number of
December 31	Period	Projects
2008	5,569,607	2

2009	2,986,906	2

2010	3,544,207	2

2011	5,285,613	2

2012	965,360	2

2013	657,714	2

Total	19,009,407	2

Costs Incurred In Oil And Gas Property Acquisition,
Exploration And Development
For The Years Ended December 31, 2013 And 2012

	2013	2012
Consolidated Entries
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,562	1,845
Development Costs	645,152	953,515

Subsequent Events

None noted.

Previously filed exhibits:

The exhibits filed in earlier reports and the Company's Form 10Qs are incorporated herein by reference.

2.1+	Exchange Agreement
2.2.+	Exchange Agreement
3.1	Certificate of Incorporation
3.2	By-Laws
10.1+	Coalbed Methane Lease
10.2+	Amendments to Coalbed Methane Lease
10.3+	Agreement with Regency Gas
10.4+	Amendments to Agreement with Regency Field Services
10.5++	Agreement with Tiber Creek Corporation
10.6++	Funding Arrangement with Rasan Private Equity
10.7++	Employment Agreement of Stephen Spafford
10.8++	Employment Agreement of Samta Gupta.
10.9+++	Financing Arrangement with Rasan Private Equity
10.10+++	Escrow Agreement
10.11+++	Drilling Bid Proposal and Daywork Drilling Contract
10.12**	Lease for Washington Project
10.13**	Master Agreement for Purchase and Sale of Commodities Dated September 10, 2009
10.14**	Material terms of Commodity Sale and Purchase Agreement with Rasan

+ Previously filed with Form 8-K on October 4, 2013 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

++Previously filed with Form 8-K on February 11, 2014 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

+++Previously filed with Form 8-K on March 26, 2014 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

** Previously filed with Form 8-K on May 7, 2014 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION

By:	/s/ Fuad Al-Humoud.
President
Chief Financial Officer

Dated: July 29, 2014