Form 10-Q
period 2014-06-30
Woodgate Energy Corp
filed 2014-08-14
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes      ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock, par value $0.0001	47,612,000

Documents incorporated by reference: None

PART I

ITEM 1. FINANCIAL STATEMENTS

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statements of Financial Position

As of June 30, 2014 and December 31, 2013

	June 30, 2014	2013
ASSETS

Current Assets
Cash and Cash Equivalents	47,542	736,647
Accounts Receivable - Related Party	-	-
Accrued Gas Sales	48	506
Prepaid Expense	12,500	13,415
Refundable Deposits	11,204	11,204
	71,294	761,772

Fixed Assets
Property and Equipment	34,265	34,265
Furniture and Fixtures	39,236	39,236
Project Under Development	19,930,305	19,009,407
Less accumulated DD&A	(70,644)	(69,692)
Total Assets	20,004,456	19,774,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	461,351	124,086
Accounts Payable - Related Party	143,618	142,749
Accrued Expense	885,942	906,045
Payroll Tax Liabilities	6,507	-
Direct Deposit Liabilities	-	-
Notes Payable	-	-
	1,497,418	1,172,880

Long-term Debt
Notes Payable - Related Parties	453,981	453,981
Total	1,951,399	1,626,861
Loss Incurring Since Inception	(6,248,395)	(5,886,327)
Stockholder's Equity (100,000,000 common shares authorized, 47,612,000 and 47,345,000 shares issued and outstanding as of June 30, 2014 and Dec 31, 2013)	24,301,452	24,034,454
Total Liabilities and Stockholders' Equity	20,004,456	19,774,988

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Operations

For the Six Months Ending June 30, 2014 and 2013 and the Period Since Inception

	For the First Six Months Ending
	June 30, 2014	June 30, 2013	June 6, 2005 (Inception) to June 30, 2014

Revenues

Gas Sales	437	2,141	24,330
Other Income	-	467	-
Total	437	2,608	24,330

Costs and Expenses
Direct operating costs	21,606	21,806	61,265
General and administrative costs
Adv. & Marketing Expenses	15,800	-	20,463
Bad Debt	-	107,302	107,302
Bank charges	224	453	3,283
Communication	411	412	7,457
Depreciation, depletion and amortization	952	723	70,644
Employee insurance	-	-	-
Financing Cost	8,333	-	666,870
Insurance	8,627	13,220	106,655
Legal	25,772	294	809,145
License Fees	814	126	19,830
Miscellaneous	362	1,181	45,390
Payroll	225,068	223,869	3,756,566
Professional Fees	19,181	358,231	3,410,197
Rent	23,756	24,929	257,352
Regulatory	651	-	651
Supplies	2,280	2,055	52,228
Taxes	-	4,028	6,820
Travel	8,558	11,375	466,868
Utilities	2,160	1,667	56,068
Total	364,555	771,671	9,925,054
Operating Income	(364,118)	(769,063)	(9,900,724)

Interest, Expense and Other Income
Other Income	2,050	-	4,959,170
Other Expense	-	-	(126,492)
Net unrealized gains (losses) on investments	-	-	(1,180,349)
Income from Continuing Operations	(362,068)	(769,063)	(6,248,395)

Earnings (loss) per Common Share	(0.01)	(0.04)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Cash Flows

For the Six Months Ending June 30, 2014, 2013 and the Period Since Inception

	For the First Six Months Ending
	June 30, 2014	June 30, 2013	June 6, 2005 (Inception) to June 30, 2014
Operating Activities
Net Income	(362,068)	(769,063)	(6,248,395)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	797,934	(644,345)	5,083,491
Accounts Receivable	(460,668)	751,231	(460,668)
Accrued Expense	(27,225)	227,236	935,875
Accrued Interest	8,333	-	8,333
Accrued Sale of Gas Income	457	279	(49)
Credit Cards	(519)	(10)	-
Deposits	-	-	(11,204)
Depreciation	952	723	70,644
Note Receivable - Related Party	-	4,537,500	-
Payroll Tax Liabilities	6,682	1,789	6,506
Prepaid Expense	915	1,309	(12,500)
Net Cash Provided/(used) by Operating Activities	(35,207)	4,106,649	(627,967)

Investing Activities
Projects Under Development	(920,898)	(517,881)	(19,930,304)
Property & Equipment	-	-	(73,501)
	(920,898)	(517,881)	(20,003,805)
Financing Activities
Notes Payables	-	(3,761,593)	453,981
Proceeds from Issuance of Stock	267,000	(1,950)	269,157
Proceeds from Stock Sale	-	875	1,346,492
Proceeds from Members/Stockholder's Contribution	-	159,963	18,609,684
Net Cash Provided by Financing Activities	267,000	(3,602,705)	20,679,314

Net Cash increase for period	(689,105)	(13,937)	47,542
Cash at Beginning of Period	736,647	55,100	-
Cash at end of Period	47,542	41,163	47,542

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Stockholders' Equity

For the Period Ending June 30, 2014

	Shares	Common Stock	Members’ Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	22,684,854	-	(2,817,809)

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	24,029,719	(5,886,327)	18,148,127

Shares issued by Private Placement	267,000	25	-	266,973	-	266,998

Net Income/Loss	-	-	-	-	(362,068)	(362,068)

Balance June 30, 2014	47,612,000	4,760	-	24,296,692	(6,248,395)	18,053,057

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

NOTE 2. GOING CONCERN

The Company sustained operating losses since inception. It has losses at June 30, 2014 and December 31, 2013 of $362,068 and $2,278,844, respectively. The Company has an accumulated deficit of $6,248,395 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3. ACCOUNTING CHANGES

The Corporation has not adopted authoritative guidance in 2014 having a material impact on the Corporation’s financial statements.

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

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By June 30, 2014, the Company had issued 1,612,000 shares of its common stock through private placement.

On September 6, 2013, the Company entered into a business combination with two LLCs – Prestige O & G, LLC and E & P Co., LLC, taking the form of a reverse merger.

The exchange closing took place on September 25, 2013 and the Company allotted a new issue of 36,750,000 to the members of Prestige O & G, LLC and E & P Co., LLC

As of June 30, 2014, the Company had 47,612,000 shares of common stock and no preferred stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At June 30, 2014 and December 31, 2013, the Company had Cash and Cash Equivalents consisting of $47,542 and $736,647, respectively.

Accounts Receivable

At June 30, 2014 and December 31, 2013, the Company had Accounts Receivable – Related Party consisting of $ 0 and $0, respectively.

Projects Under Developments

At June 30, 2014 and December 31, 2013, the Company’s Projects Under Development were $19,930,305 and $19,009,407, respectively.

Entity	June 30, 2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,330,297	8,869,848
Prestige O & G, LLC (Subsidiary)	10,600,008	10,139,559
Total	19,930,305	19,009,407

Notes Payable

At June 30, 2014 and December 31, 2013, the Company held Notes Payable consisting of $453,981 and $453,981, respectively.

Entity	June 30, 2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	453,981	453,981
Prestige O & G, LLC (Subsidiary)	-	-
Total	453,981	453,981

Accounts Payable

At June 30, 2014 and December 31, 2013, the Company held Accounts Payable consisting of $604,969 and $266,835, respectively.

Entity	June 30, 2014	2013
Woodgate Energy Corporation (Parent)	250	-
E & P Co., LLC (Subsidiary)	604,719	266,835
Prestige O & G, LLC (Subsidiary)	-	-
Total	604,969	266,835

Revenues

For the six months ending June 30, 2014 and 2013, Woodgate had limited revenues of gas sales in the amount of $437 and $2,141 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the six months ending June 30, 2014 and 2013, the company recorded losses of $362,068 and $769,063, respectively. This resulted in Earnings Per Share of ($0.01) and ($0.04) for those respective period ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

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

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from nonoperating activities.

Results of Operations for the 6 Months Ending June 30	2014	2013
Revenue
Sales to third parties	437	2,608

Production costs excluding taxes	21,606	21,806
Exploration expenses incurred	-	-
Taxes other than income	-	-
Related income tax	-	-
Results of producing activities	(21,169)	(19,198)

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

Description	Cost
Addition of new saltwater disposal well	1,000,000
Re-drill Well No. 1	1,000,000
Replace pumps on Wells No. 4 and 5	200,000
Proved reserves valuation	25,000
-
Net costs	2,225,000

As of June 30, 2014 and December 31, 2013, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	June 30, 2014		2013
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees
Unproved oil and gas properties	19, 930,305	19, 930,305	19,009,407	19,009,407
Proved oil and gas properties	-	-	-	-
Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19, 930,305	19, 930,305	19,009,407	19,009,407

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2
2009	2,986,906	2
2010	3,544,207	2
2011	5,285,613	2
2012	965,360	2
2013	657,714	2
June 30, 2014	920,898	2
Total	19,930,305	2

Costs Incurred In Oil And Gas Property Acquisition,

Exploration And Development

For The Six Months Ended June 30, 2014 and Year Ending December 31, 2013

Consolidated Entries	June 30, 2014	2013
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,606	2,562
Development Costs	899,292	645,152
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,606	2,562
Development Costs	899,292	645,152

Subsequent Events

Subsequent to the date of this Report, commencing in July 2014, the Company has been in process of identifying a market maker for achieving the trading status for its shares. The Company expects its share to be traded by the end of Q4 2014.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Iformation not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's Board of Directors.

Based upon that evaluation, they concluded that, as ofJune 30, 2014 that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 47,612,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $4,760 as follows:

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

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By June 30, 2014, the Company had issued 1,612,000 shares of its common stock through private placement.

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

As of June 30, 2014, 47,612,000 shares of common stock and no preferred stock were issued and outstanding.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31	Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION

By:	/s/ Fuad Al-Humoud
President Chief Financial Officer

Dated: Aug 14, 2014

