Form 10-K/A
period 2013-12-31
Woodgate Energy Corp
filed 2014-08-29
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

PART 1

Subsequent to the period covered by this Report, the Company has filed a Form 8-K (filed July 16, 2014) pursuant to the Securities and Exchange Act of 1934. Much of the information contained below is further discussed in those filings and such information is incorporated by reference herewith.

The Company will also be filing a subsequent Form 8-K (Item 4.02) to address revisions made to its financial statements in its prior Forms 8-K and 10-K, respectively.

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

(4) Beginning in July 2013, shares of common stock were issued by the Company (as of July 11, 2014) to the shareholders named below pursuant to executed subscription agreements under a Regulation D offering. The Company filed a Form D in August 2013.

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

(1) Based upon 47,612,000 shares outstanding as of July 11, 2014.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, as discussed in Note 3, the 2013 financial statements have been restated to correct a misstatement.

/s/Clay Thomas, PC
Abilene, Texas
August 19, 2014

clay.thomas@claythomaspc.com	www.claythomaspc.com

Woodgate Energy Corporation
A Development Stage Company
Consolidated Statements of Financial Position
As of December 31, 2013 and 2012

	2013	2012
ASSETS

Current Assets
Cash and Cash Equivalents	736,647	55,100
Accounts Receivable - Related Party	-	562,438
Accrued Gas Sales	506	-
Prepaid Expense	13,415	13,809
Refundable Deposits	11,204	11,204
	761,772	642,551

Fixed Assets
Property and Equipment	34,265	33,403
Furniture and Fixtures	39,236	39,236
Project Under Development	19,009,407	18,351,693
Intangibles	-	-
Less accumulated DD&A	(69,692)	(69,746)
Total Assets	19,774,988	18,997,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	124,086	640,075
Accounts Payable - Related Party	142,749	58,685
Accrued Expense	906,045	132,463
Payroll Tax Liabilities	-	-
Direct Deposit Liabilities	-	-
Notes Payable	-	714,928
	1,172,880	1,546,151

Long-term Debt
Notes Payable - Related Parties	453,981	8,400,000
Total	1,626,861	9,946,151
Loss Incurring Since Inception	(5,886,327)	(3,765,749)
Stockholder's Equity (100,000,000 common shares authorized, 47,345,000 and 20,000,000 shares issued and outstanding) as of December 31, 2013 and December 31, 2012 respectively	24,034,454	12,816,735
Total Liabilities and Stockholders' Equity	19,774,988	18,997,137

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

The Company had originally valued its estimation of the Company’s trade secrets, holding these secrets to be intangible assets that had previously not been accounted for. After substantial discussion with legal counsel and the Securities and Exchange Commission, among others, it was agreed that the evaluation could not be properly substantiated without extended litigation. As such, management made the decision to abandon its trade secret theory, reducing both the equity it believed held and the value it believed held in those intangible assets.

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

Dated: Aug 28, 2014