Form 10-Q/A
period 2013-09-30
Woodgate Energy Corp
filed 2014-10-17
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/Amendment No. 1

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

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Financial Position

For the Period Ending September 30, 2013 and Year Ending December 31, 2012

	September 30, 2013	2012
ASSETS

Current Assets
Cash and Cash Equivalents	1,044,270	55,100
Accounts Receivable	337,481	562,438
Accrued Gas Sales	715	-
Prepaid Expense	12,500	13,809
Refundable Deposits	11,204	11,204
	1,406,170	642,551

Fixed Assets
Property and Equipment	33,403	33,403
Furniture and Fixtures	39,236	39,236
Project Under Development	19,282,703	18,351,693
Less accumulated DD&A	(69,276)	(69,746)
Total Assets	20,692,236	18,997,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	599,654	698,760
Accrued Expense	366,084	132,463
Payroll Tax Liabilities	4,817	-
Direct Deposit Liabilities	13,553	-
Notes Payable	452,655	714,928
	1,436,763	1,546,151

Long-term Debt
Notes Payable	-	8,400,000
Total	1,436,763	9,946,151
Equity
Common Stock (100,000,000 Common Shares and 20,000,000 Preference shares Authorized. 47,295,000 Common shares and 20,000,000 Common shares issued at par value (0.0001) and outstanding as of Sept 30, 2013 and Dec 31, 2012 respectively)	4,730	2,000
Additional Paid-in Capital	24,136,515	(350)
Members' Equity	-	12,815,085
Loss Incurred Since Inception	(4,885,772)	(3,765,749)
Total Equity	19,255,473	9,050,986
Total Liabilities and Stockholders' Equity	20,692,236	18,997,137

Woodgate Energy Corporation

A Development Stage Corporation

Statement of Operations

For the Periods Ending

	Three Months Ending September 30		Nine Months Ending September 30
	2013	2012	2013	2012	July 23, 2012 (Inception) to Sep 30, 2013

Revenues
Gas Sales	827	1,173	2,968	2,080	23,016
Total	827	1,173	2,968	2,080	23,016
Costs and Expenses
Direct operating costs	(18,855)	85,698	2,951	356,050	39,527
General and administrative costs
Bad Debt	-	-	107,302	-	107,302
Adv. & Marketing Expenses	820	-	820	-	4,663
Bank charges	86	75	539	240	2,960
Communication	11	2,053	423	5,439	6,818
Depreciation, depletion and amortization	(1,193)	-	(470)	-	69,277
Employee insurance	2,350	2,230	6,862	6,501	6,862
Insurance	8,105	5,955	16,813	14,123	97,156
Legal	-	75,949	294	293,300	639,538
License Fees	252	(2)	378	124	19,016
Miscellaneous	81	202	1,319	810	43,908
Office equipment	1,525	690	2,455	1,290	2,455
Payroll	117,538	111,038	341,407	337,593	2,900,586
Professional Fees	96,129	6,377	454,303	7,083	3,424,565
Rent	11,862	11,784	36,791	33,568	221,734
Stationery	1,021	1,041	2,146	2,006	44,926
Taxes	-	-	4,028	-	6,483
Travel	22,225	31,174	33,600	47,881	405,317
Utilities	1,173	190	2,840	727	52,645
Total	261,985	248,756	1,011,850	750,685	8,056,211
Operating Income	(242,303)	(333,281)	(1,011,833)	(1,104,655)	(8,072,722)

Interest, Expense and Other Income
Other Income	3,847	-	163,127	(12,019)	4,953,037
Financing Cost	-	-	-	-	(301,018)
Other Expense	-	-	-	-	(126,454)
Net unrealized gains (losses) on investments	-	-	(271,317)	-	(1,338,615)
Income from Continuing Operations	(238,456)	(333,281)	(1,120,023)	(1,116,674)	(4,885,772)

Earnings per share			(0.06)	0.00	(0.06)

Woodgate Energy Corporation

A Development Stage company

Statement of Cash Flows

For the Periods Ending

	Three Months Ending September 30		Nine Months Ending September 30
	2013	2012	2013	2012	July 23, 2012 (Inception) to Sep 30, 2013
Operating Activities
Net Income	(238,456)	(333,281)	(1,120,023)	(1,116,674)	(4,885,772)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	74,817	(15,038)	(280,408)	372,307	4,526,654
Accounts Receivable	(47,932)	(12,500)	702,869	(106,663)	42,549
Accrued Sale of Gas Income	(61)	-	218	243	(715)
Prepaid Expense	0	-	1,309	(2,928)	(12,500)
Credit Cards	210	88	200	61	209
Deposits	0	-	0	-	(11,204)
Depreciation	(1,193)	-	(470)	-	69,277
Direct Deposit Liabilities	13,553	-	13,553	-	13,553
Payroll Tax Liabilities	(5,246)	(5,295)	(3,457)	5	4,816
Accrued Expense	6,036	(1,300)	233,272	(13,336)	425,734
Net Cash Provided/(used) by Operating Activities	(198,272)	(367,326)	(452,937)	(866,985)	172,601

Investing Activities
Notes Receivable	0	-	0	-	(4,537,500)
Projects Under Development	(95,863)	-	(613,743)	(388)	(19,335,801)
Property and Equipment	0	-	0	-	(72,640)
Investment in EPCO	0	-	10,803,493	-	5,851,256
Debt Support to EPCO	0	-	(289,119)	-	(289,119)
	(95,863)	-	9,900,631	(388)	(18,383,804)
Financing Activities
Cash Balances from Subsidiaries	53,100	-	53,100	-	53,100
Notes Payables	(9,492,584)	35,000	(13,199,772)	590,000	452,656
Proceeds from Issuance of Stock	1,295,017	-	1,293,066	-	1,295,223
Proceeds from Stock Sale	875	-	875	-	75
Proceeds from Members/Stockholder's Contribution	9,440,834	330,000	3,447,307	330,000	17,454,419
Net Cash Provided by Financing Activities	1,297,242	365,000	(8,405,424)	920,000	19,255,473

Net Cash increase for period	1,003,107	(2,326)	1,042,270	52,627	1,044,270
Cash at Beginning of Period	41,163	63,479	2,000	8,526	0
Cash at end of Period	1,044,270	61,153	1,044,270	61,153	1,044,270

Woodgate Energy Corporation

A Development Stage Company

Statement of Stockholders' Equity

For the period ending Sep 30, 2013

	Shares	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance July 23, 2012	0	12,815,085	0	(3,144,420)	9,670,665

Issuance of Common Stock	20,000,000	2,000	0		2,000

Members' Equity	0	0	0	0	0

Additional Paid-in-Capital	0	0	(350)	0	(350)

Net Income/loss	0	0	0	(621,329)	(621,329)

Balance December 31, 2012	20,000,000	12,817,085	(350)	(3,765,749)	9,050,986

Conversion of Members' Equity	0	(12,815,085)	0	0	(12,815,085)

Redemption of Common Stock	(10,750,000)	(1,075)	0	0	(1,075)

Issuance of Common Stock	38,045,000	3,805	24,136,866	0	24,140,671

Net Income/loss	0	0	0	(1,120,023)	(1,120,023)

Balance September 30, 2013	47,295,000	4,730	24,136,516	(4,885,772)	19,255,473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

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

The Company sustained operating losses since inception. It has losses for the nine months ending September 30, 2013 and 2012 of $1,011,833 and $1,104,655, respectively. The Company has an accumulated deficit of $4,885,772 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Cash and Cash Equivalents

At September 30, 2013 and December 31, 2012, the Company had Cash and Cash Equivalents consisting of $1,044,270 and $55,100, respectively.

Accounts Receivable

At September 30, 2013 and December 31, 2012, the Company had Accounts Receivable – Related Party consisting of $337,481 and $562,438, respectively.

Projects Under Developments

At September 30, 2013 and December 31, 2012, the Company’s Projects Under Development were $19,282,703 and $18,351,693, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,185,255	18,001,693
Prestige O & G, LLC (Subsidiary)	10,097,448	350,000
Total	19,282,703	18,351,693

Notes Payable

At September 30, 2013 and December 31, 2012, the Company held Notes Payable consisting of $452,655 and $714,928, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	452,655	714,928
Prestige O & G, LLC (Subsidiary)	-	-
Total	452,655	714,928

Accounts Payable

At September 30, 2013 and December 31, 2012, the Company held Accounts Payable consisting of $599,654 and $698,760, respectively.

Entity	2013	2012
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	599,654	698,760
Prestige O & G, LLC (Subsidiary)	-	-
Total	599,654	698,760

Revenues

For the Quarter ending September 30, 2013 and 2012, Woodgate had limited revenues of gas sales in the amount of $827 and $1,173 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the quarter ending September 30, 2013 and 2012, the company recorded operational losses of $242,303 and $333,281, respectively. This resulted in Earnings Per Share of ($0.01) and ($0.02) for those respective quarter ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

Litigation and other Contingencies

Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Company accrues an undiscounted liability for those contingencies where the incurrence of loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For purposes of our contingency disclosures, “significant” includes material matters as well as other matters which management believes should be disclosed. E & P Co., LLC will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate outcome of any currently pending lawsuit against E & P Co., LLC will have a material adverse effect upon the Company’s operations, financial condition, or financial statements taken as a whole.

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

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from nonoperating activities.

Results of Operations for the Quarter Ending	September 30, 2013	September 30, 2012

Revenue

Sales to third parties	827	1,173

Production costs excluding taxes	(18,855)	85,698

Exploration expenses incurred	-	-

Taxes other than income	-	-

Related income tax	-	-

Results of producing activities	19,682	(84,525)

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

Description	Cost

Addition of new saltwater disposal well	1,000,000

Re-drill Well No. 1	1,000,000

Replace pumps on Wells No. 4 and 5	200,000

Proved reserves valuation	25,000

-

Net costs	2,225,000

As of September 30, 2013 and December 31, 2012, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2013		2012
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees

Unproved oil and gas properties	19,282,703	19,282,703	18,351,693	18,351,693

Proved oil and gas properties	-	-	-	-

Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19,282,703	19,282,703	18,351,693	18,351,693

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2

2009	2,986,906	2

2010	3,544,207	2

2011	5,285,613	2

2012	965,360	2

2013	931,010	2

Total	19,282,703	2

Costs Incurred In Oil And Gas Property Acquisition, Exploration And Development For The Quarter Ended September 2013 and December 31, 2012

Consolidated Entries	2013	2012
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,950	1,845
Development Costs	600,792	953,512
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,950	1,845
Development Costs	600,792	953,512

Subsequent Events

None noted.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cash & Cash Equivalents

At September 30, 2013 and December 31, 2012, Cash and Cash Equivalents consisted of $1,044,270 and $55,100, respectively.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	1,000,611
E&P Co., LLC (Subsidiary Company)	40,833
Prestige O&G, LLC (Subsidiary Company)	2,826
TOTAL	1,044,270

Accounts Receivable

Woodgate had an Accounts Receivable of $337,481 at September 30, 2013 and $562,438 at December 31, 2012.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	289,119
E&P Co., LLC (Subsidiary Company)	47,931
Prestige O&G, LLC (Subsidiary Company)	431
337,481

Projects Under Development

At September 30, 2013, the Company has $19,282,703 recorded as Projects Under Development. This includes 18,932,703 for the CBM project held jointly by its subsidiaries E&P Co., LLC and Prestige O&G, LLC and $350,000 for the Washington project held by Prestige O&G, LLC.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	9,185,255
Prestige O&G, LLC (Subsidiary Company)	10,097,448
19,282,703

Notes Payables

At September 30, 2013, the Company had Notes Payables for $452,655. At December 31, 2012, the Company recorded Notes Payables for $9,114,928.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	452,655
Prestige O&G, LLC (Subsidiary Company)	0
452,655

Accounts Payable

The Company recorded Accounts Payables for $599,654 at September 30, 2013, and $698,760 at December 31, 2012.

Name of the Entity	As of September 30, 2013
Woodgate Energy Corporation (Parent Company)	872
E&P Co., LLC (Subsidiary Company)	550,851
Prestige O&G, LLC (Subsidiary Company)	47,931
599,654

Revenues

As of September 30, 2013, Woodgate had generated limited revenues (Gas Sales for $2,928) for the reported period and had limited income or cash flows from operations. For the Quarters ending September 30, 2013 and 2012, Woodgate had limited revenues of gas sales in the amount of $827 and $1,173. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the period ending September 30, 2013, the company has recorded a loss of $1,120,023 resulting in Earning per share of ($0.06) per share. For the quarters ending September 30, 2013 and 2012, the company recorded operational losses of $242,303 and $333,281, respectively. This resulted in Earnings Per Share of ($0.01) and ($0.02) for those respective quarter ends. Majority of this loss has been contributed by the operational expenses incurred by the subsidiaries of the Company and hence consolidated.

Subsequent Events

Subsequent to the date of this Report, commencing in October, 2013, the Company has been in process of identifying a market maker for achieving the trading status for its shares. The Company expects its share to be traded by the end of 2014.

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

Based upon that evaluation, they concluded that, as of September 30, 2013 that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 47,295,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $4,730 as follows:

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

Dated: October 14, 2014

