Form 10-Q/A
period 2014-03-31
Woodgate Energy Corp
filed 2014-10-17
CIK 1558902

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

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statements of Financial Position

As of March 31, 2014 and December 31, 2013

	March 31 2014	2013
ASSETS

Current Assets
Cash and Cash Equivalents	215,145	736,647
Accrued Gas Sales	59	506
Prepaid Expense	12,500	13,415
Refundable Deposits	11,204	11,204
	238,908	761,772

Fixed Assets
Property and Equipment	34,265	34,265
Furniture and Fixtures	39,236	39,236
Project Under Development	19,692,007	19,009,407
Less accumulated DD&A	(70,168)	(69,692)
Total Assets	19,934,248	19,774,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	466,283	124,086
Accounts Payable - Related Party	143,618	142,749
Accrued Expense	880,769	906,045
Payroll Tax Liabilities	6,691	-
	1,497,361	1,172,880

Long-term Debt
Notes Payable - Related Parties	453,981	453,981
Total	1,951,342	1,626,861
Loss Incurring Since Inception	(6,051,548)	(5,886,327)
Stockholder's Equity (100,000,000 common shares authorized, 47,345,000 shares issued and outstanding)	24,034,454	24,034,454
Total Liabilities and Stockholders' Equity	19,934,248	19,774,988

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Operations

For the Quarters Ending March 31, 2014 and 2013 and the Period Since Inception

	1st Quarter 2014	1st Quarter 2013	June 6, 2005 (Inception) to Mar 31, 2014

Revenues

Gas Sales	247	379	24,140
Total	247	379	24,140
			-
Costs and Expenses			-
Direct operating costs	2,258	105	41,917
General and administrative costs			-
Adv. & Marketing Expenses	-	-	4,663
Bad Debt	-	107,302	107,302
Bank charges	164	151	3,223
Communication	84	249	7,130
Depreciation, depletion and amortization	476	362	70,168
Employee insurance	-	-	-
Financing Cost	4,165	-	662,702
Insurance	4,390	4,304	102,418
Legal	13,772	10,342	797,145
License Fees	814	126	19,830
Miscellaneous	266	1,728	45,294
Payroll	119,388	117,076	3,650,886
Professional Fees	6,117	282,182	3,397,133
Rent	11,862	13,093	245,458
Regulatory	651	-	651
Supplies	978	554	50,926
Taxes	-	-	6,820
Travel	1,026	10,001	459,336
Utilities	1,075	917	54,983
Total	165,228	548,387	9,686,068
Operating Income	(167,239)	(548,113)	(9,703,845)
			-
Interest, Expense and Other Income			-
Other Income	2,018	-	4,959,138
Other Expense	-	-	(126,492)
Net unrealized gains (losses) on investments	-	-	(1,180,349)
Income from Continuing Operations	(165,221)	(548,113)	(6,051,548)

Earnings (loss) per Common Share	(0.00)	(0.03)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Cash Flows

For the Quarters Ending March 31, 2014, 2013 and the Period Since Inception

	1st Quarter 2014	1st Quarter 2013	June 6, 2005 (Inception) to Mar 31, 2014
Operating Activities
Net Income	(165,221)	(548,113)	(6,051,548)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	343,066	392,547	4,628,624
Accounts Receivable	447	(933)	447
Accrued Expense	(25,276)	233,437	937,824
Accrued Interest	-	(1)	-
Accrued Sale of Gas Income	-	-	(506)
Credit Cards	-	-	518
Deposits	-	-	(11,204)
Depreciation	476	70,108	70,168
Investments	-	-	-
Note Receivable - Related Party	-	-	-
Payroll Tax Liabilities	6,691	6,045	6,515
Prepaid Expense	915	1,309	(12,500)
Net Cash Provided/(used) by Operating Activities	161,098	154,399	(431,662)

Investing Activities
Projects Under Development	(682,600)	(350,466)	(19,692,006)
Property & Equipment	-	(69,746)	(73,501)
	(682,600)	(420,212)	(19,765,507)
Financing Activities
Notes Payables	-	-	453,981
Proceeds from Issuance of Stock	-	-	2,157
Proceeds from Stock Sale	-	-	1,346,492
Proceeds from Members/Stockholder's Contribution	-	239,532	18,609,684
Net Cash Provided by Financing Activities	-	239,532	20,412,314

Net Cash increase for period	(521,502)	(26,281)	215,145
Cash at Beginning of Period	736,647	53,100	-
Cash at end of Period	215,145	26,819	215,145

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Stockholders' Equity

For the Period Ending March 31, 2014

	Shares	Common Stock	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	22,684,854	-	(2,817,809)

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	24,029,719	(5,886,327)	18,148,127

Net Income/loss March 31, 2014	-	-	-	-	(165,221)	(165,221)

Balance March 31, 2014	47,345,000	4,735	-	24,029,719	(6,051,548)	17,982,906

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

NOTE 2.         GOING CONCERN

The Company sustained operating losses since inception. It has losses at March 31, 2014 and December 31, 3013 of $165,221 and $2,278,844, respectively. The Company has an accumulated deficit of $6,051,548 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3.         ACCOUNTING CHANGES

The Corporation has not adopted authoritative guidance in 2014 which could have a material impact on the Corporation’s financial statements.

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

Cash and Cash Equivalents

At March 31, 2014 and December 31, 2013, the Company had Cash and Cash Equivalents consisting of $215,145 and $736,647, respectively.

Accounts Receivable

At March 31, 2014 and December 31, 2013, the Company had Accounts Receivable – Related Party consisting of $ 0 and $0, respectively.

Projects Under Developments

At March 31, 2014 and December 31, 2013, the Company’s Projects Under Development were $19,692,007 and $19,009,407, respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,211,147	8,869,848
Prestige O & G, LLC (Subsidiary)	10,480,860	10,139,559
Total	19,692,007	19,009,407

Notes Payable

At March 31, 2014 and December 31, 2013, the Company held Notes Payable consisting of $453,981 and $453,981, respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	453,981	453,981
Prestige O & G, LLC (Subsidiary)	-	-
Total	453,981	453,981

Accounts Payable

At March 31, 2014 and December 31, 2013, the Company held Accounts Payable consisting of $609,901 and $266,835, respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	3,909	-
E & P Co., LLC (Subsidiary)	605,992	266,835
Prestige O & G, LLC (Subsidiary)	-	-
Total	609,901	266,835

Revenues

As of March 31, 2014 and 2013, Woodgate had limited revenues of gas sales in the amount of $247 and $379 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the quarter ending March 31, 2014 and year ending December 31, 2013, the company recorded losses of $165,221 and $2,278,844, respectively. This resulted in Earnings Per Share of ($0.00) and ($0.06) for those respective period ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

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

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from nonoperating activities.

Results of Operations for the Periods Ending	1st Quarter 2014	Year Ending 2013
Revenue
Sales to third parties	247	3,845

Production costs excluding taxes	2,258	3,083
Exploration expenses incurred	-	-
Taxes other than income	-	-
Related income tax	-	-
Results of producing activities	(2,011)	762

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

Description	Cost
Addition of new saltwater disposal well	1,000,000
Re-drill Well No. 1	1,000,000
Replace pumps on Wells No. 4 and 5	200,000
Proved reserves valuation	25,000
-
Net costs	2,225,000

As of March 31, 2014 and December 31, 2013, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	1st Qtr 2014		Year End 2013
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees
Unproved oil and gas properties	19,692,007	19,692,007	19,009,407	19,009,407
Proved oil and gas properties	-	-	-	-
Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19,692,007	19,692,007	19,009,407	19,009,407

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2
2009	2,986,906	2
2010	3,544,207	2
2011	5,285,613	2
2012	965,360	2
2013	657,714	2
2014	682,600
Total	19,692,007	2

Costs Incurred In Oil And Gas Property Acquisition,

Exploration And Development

For The Periods Ended March 31, 2014 and December 31, 2013

Consolidated Entries	2014	2013
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,258	2,562
Development Costs	670,342	645,152
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	2,258	2,562
Development Costs	670,342	645,152

Subsequent Events

None noted.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	9,211,148
Prestige O&G, LLC (Subsidiary Company)	10,480,859
19,692,007

Notes Payables

At March 31, 2014 and December 31, 2013, the Company had Notes Payables for $453,981.

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	0
E&P Co., LLC (Subsidiary Company)	453,981
Prestige O&G, LLC (Subsidiary Company)	0
453,981

Accounts Payable

At March 31, 2014 and December 31, 2013, the Company had Accounts Payables for $$609,901 and $266,835 respectively.

Name of the Entity	As of March 31, 2014
Woodgate Energy Corporation (Parent Company)	3,909
E&P Co., LLC (Subsidiary Company)	605,992
Prestige O&G, LLC (Subsidiary Company)	0
609,901

Revenues

As of March 31, 2014 and 2013, Woodgate had generated limited revenues of gas Sales for $247 and $379 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the period ending March 31, 2014 and year ending December 31, 2013, the company has recorded losses of $165,221 and $2,278,844 respectively resulting in Earning per share of ($0.00) and ($0.06) for those respective period ends. Majority of this loss has been contributed by the operational expenses incurred by the subsidiaries of the Company and hence consolidated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 47,345,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $4,734.50 as follows:

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