Form 10-Q
period 2014-09-30
Woodgate Energy Corp
filed 2014-11-20
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Stock, par value $0.0001	47,842,000

Documents incorporated by reference:	None

PART I

ITEM 1. FINANCIAL STATEMENTS

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statements of Financial Position

As of September 30, 2014 and December 31, 2013

	September 30, 2014	2013
ASSETS

Current Assets
Cash and Cash Equivalents	30,292	736,647
Accounts Receivable - Related Party	-	-
Accrued Gas Sales	16	506
Prepaid Expense	12,500	13,415
Refundable Deposits	11,204	11,204
	54,012	761,772

Fixed Assets
Property and Equipment	34,265	34,265
Furniture and Fixtures	39,236	39,236
Project Under Development	19,996,389	19,009,407
Less accumulated DD&A	(71,120)	(69,692)
Total Assets	20,052,782	19,774,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	312,979	124,086
Accounts Payable - Related Party	143,618	142,749
Accrued Expense	889,154	906,045
Payroll Tax Liabilities	29,122	-
Short Term Loans	165,000	-
	1,539,873	1,172,880

Long-term Debt
Notes Payable - Related Parties	453,981	453,981
Total	1,993,854	1,626,861
Loss Incurring since inception	(6,472,526)	(5,886,327)
Stockholder's Equity (100,000,000 common shares authorized, 47,842,000 and 47,345,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively)	24,531,454	24,034,454
Total Liabilities and Stockholders' Equity	20,052,782	19,774,988

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Operations

For the Nine Months Ending September 30, 2014 and 2013 and the Period Since Inception

	For the Three Months Ending		For the Nine Months Ending
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	July 23, 2012 (Inception) to September 30, 2014

Revenues

Gas Sales	-	827	437	2,968	24330
Total	-	827	437	2,968	24330

Costs and Expenses
Direct operating costs	3,485	(18,855)	21,606	2,951	64,750
General and administrative costs
Adv. & Marketing Expenses	18,000	820	33,800	820	38,463
Bad Debt	-	-	-	107,302	107,302
Bank charges	417	86	641	539	3,700
Communication	33	11	444	423	7,490
Depreciation, depletion and amortization	476	(1,193)	1,428	(470)	71,120
Financing Cost	4,213	-	12,545	-	671,083
Insurance	9,715	10,455	15,627	23,675	116,370
Legal	25,557	-	51,329	294	834,702
License Fees	-	252	814	378	19,830
Miscellaneous	96	81	459	1,319	45,486
Payroll	121,676	117,538	349,459	341,407	3,878,242
Professional Fees	32,356	96,129	51,537	454,303	3,442,553
Rent	11,910	11,862	35,667	36,791	269,262
Regulatory	-	-	650	-	651
Supplies	920	2,546	3,201	4,601	53,148
Taxes	-	-	-	4,028	6,820
Travel	-	22,225	8,558	33,600	466,868
Utilities	1,106	1,173	3,266	2,840	57,174
Total	229,960	243,130	591,031	1,014,801	10,155,014
Operating Income	(229,960)	(242,303)	(590,594)	(1,011,833)	(10,130,684)

Interest, Expense and Other Income
Other Income	2,346	3,847	4,395	163,127	4,961,516
Other Expense	-	-	-	-	(123,009)
Net unrealized gains (losses) on investments	-	-	-	(271,317)	(1,180,349)
Income from Continuing Operations	(227,614)	(238,456)	(586,199)	(1,120,023)	(6,472,526)

Earnings (loss) per Common Share			(0.01)	(0.06)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Stockholders' Equity

For the Period Ending September 30, 2014

	Shares	Common Stock	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	22,684,854	-	(2,817,809)

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	24,029,719	(5,886,327)	18,148,127

Shares issued by Private Placement	497,000	50	-	496,950	-	497,000

Net Income/Loss	-	-	-	-	(586,199)	(586,199)

Balance September 30, 2014	47,842,000	4,785	-	24,526,669	(6,472,526)	18,058,928

The accompanying notes are an integral part of the financial statements.

 Woodgate Energy Corporation

A Development Stage company

Statement of Cash Flows

For the Periods Ending

	Three Months Ending September 30		Nine Months Ending September 30
	2014	2013	2014	2013	July 23, 2012 (Inception) to Sep 30, 2014
Operating Activities
Net Income	(227,614)	(238,456)	(586,199)	(1,120,023)	(6,472,526)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	(148,372)	74,817	189,762	(280,408)	4,475,320
Accounts Receivable	0	(47,932)	-	702,869	-
Accrued Sale of Gas Income	(32)	(61)	(16)	218	(522)
Prepaid Expense	0	0	(915)	1,309	(14,330)
Credit Cards	0	210	0	200	518
Deposits	0	0	0	0	(11,204)
Depreciation	476	(1,193)	1,428	(470)	71,120
Direct Deposit Liabilities	0	13,553	0	13,553	-
Payroll Tax Liabilities	22,615	(5,246)	(29,122)	(3,457)	(29,298)
Accrued Expense	3,213	6,036	(16,890)	233,272	946,210
Net Cash Provided/(used) by Operating Activities	(349,714)	(198,272)	(441,952)	(452,937)	(1,034,712)

Investing Activities
Notes Receivable	0	0	0	0	-
Projects Under Development	(66,084)	(95,863)	(986,982)	(613,743)	(19,996,388)
Property and Equipment	0	0	0	0	(73,501)
Investment in EPCO	0	0	0	10,803,493	-
Debt Support to EPCO	0	0	0	(289,119)	-
	(66,084)	(95,863)	(986,982)	9,900,631	(20,069,889)
Financing Activities
Cash Balances from Subsidiaries	3,638	53,100	60,579	53,100	60,579
Notes Payables	165,000	(9,492,584)	165,000	(13,199,772)	618,981
Proceeds from Issuance of Stock	230,000	1,295,017	497,000	1,293,066	499,157
Proceeds from Stock Sale	0	875	0	875	1,346,492
Proceeds from Members/Stockholder's Contribution	0	9,440,834	0	3,447,307	18,609,684
Net Cash Provided by Financing Activities	398,638	1,297,242	722,579	(8,405,424)	21,134,893

Net Cash increase for period	(17,160)	1,003,107	(706,355)	1,042,270	30,292
Cash at Beginning of Period	47,452	41,163	736,647	2,000	-
Cash at end of Period	30,292	1,044,270	30,292	1,044,270	30,292

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

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

The Company sustained operating losses since inception. It has losses at September 30, 2014 and December 31, 2013 of $586,199 and $2,278,844, respectively. The Company has an accumulated deficit of $6,472,526 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

In July 2013, the Company began to offer its common shares through private placement. The first sale was registered on July 30, 2013. By September 30, 2014, the Company had issued 1,842,000 shares of its common stock through private placement.

On September 6, 2013, the Company entered into a business combination with two LLCs – Prestige O & G, LLC and E & P Co., LLC, taking the form of a reverse merger.

The exchange closing took place on September 25, 2013 and the Company allotted a new issue of 36,750,000 to the members of Prestige O & G, LLC and E & P Co., LLC

As of September 30, 2014, the Company had 47,842,000 shares of common stock and no preferred stock issued and outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At September 30, 2014 and December 31, 2013, the Company had Cash and Cash Equivalents consisting of $30,292 and $736,647, respectively.

Accounts Receivable

At September 30, 2014 and December 31, 2013, the Company had Accounts Receivable – Related Party consisting of $ 0 and $0, respectively.

Projects Under Developments

At September 30, 2014 and December 31, 2013, the Company’s Projects Under Development were $19,996,389 and $19,009,407, respectively.

Entity	September 30, 2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,363,339	8,869,848
Prestige O & G, LLC (Subsidiary)	10,633,050	10,139,559
Total	19,996,389	19,009,407

Notes Payable

At September 30, 2014 and December 31, 2013, the Company held Notes Payable consisting of $453,981 and $453,981, respectively.

Entity	September 30, 2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	453,981	453,981
Prestige O & G, LLC (Subsidiary)	-	-
Total	453,981	453,981

Accounts Payable

At September 30, 2014 and December 31, 2013, the Company held Accounts Payable consisting of $456,597 and $266,835, respectively.

Entity	September 30, 2014	2013
Woodgate Energy Corporation (Parent)	27,179	-
E & P Co., LLC (Subsidiary)	429,418	266,835
Prestige O & G, LLC (Subsidiary)	-	-
Total	456,597	266,835

Revenues

For the nine months ending September 30, 2014 and 2013, Woodgate had limited revenues of gas sales in the amount of $437 and $2,968 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the nine months ending September 30, 2014 and 2013, the company recorded losses of $586,199 and $1,120,023, respectively. This resulted in Earnings Per Share of ($0.01) and ($0.06) for those respective period ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

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

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from nonoperating activities.

Results of Operations for the 9 Months Ending September 30	2014	2013
Revenue
Sales to third parties	437	2,968

Production costs excluding taxes	21,606	2,951
Exploration expenses incurred	-	-
Taxes other than income	-	-
Related income tax	-	-
Results of producing activities	(21,169)	17

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

Description	Cost
Addition of new saltwater disposal well	1,000,000
Re-drill Well No. 1	1,000,000
Replace pumps on Wells No. 4 and 5	200,000
Proved reserves valuation	25,000
-
Net costs	2,225,000

As of September 30, 2014 and December 31, 2013, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	September 30, 2014		2013
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees
Unproved oil and gas properties	19, 996,389	19, 996,389	19,009,407	19,009,407
Proved oil and gas properties	-	-	-	-
Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	19, 996,389	19, 996,389	19,009,407	19,009,407

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2
2009	2,986,906	2
2010	3,544,207	2
2011	5,285,613	2
2012	965,360	2
2013	657,714	2
September 30, 2014	920,898	2
Total	19,996,389	2

Costs Incurred In Oil And Gas Property Acquisition, Exploration And Development For The None Months Ended September 30, 2014 and Year Ending December 31, 2013

Consolidated Entries	September 30, 2014	December 30, 2013
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,606	2,562
Development Costs	899,292	645,152
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,606	2,562
Development Costs	899,292	645,152

Subsequent Events

None noted.

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

Based upon that evaluation, they concluded that, as of September 30, 2014 that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 47,842,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $4,785 as follows:

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

As of September 30, 2014, 47,842,000 shares of common stock and no preferred stock were issued and outstanding.

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

Dated: November 19, 2014

