Form 10-K
period 2014-12-31
Woodgate Energy Corp
filed 2015-05-27
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period January 1, 2014 through December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, par value $0.0001	48,292,000

Documents incorporated by reference:	None

PART 1

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

EPCO commenced developing wells and raising funds to finance well development activities and initiated the process of drilling the third gas production well during 2010 and completed lateral drilling of the third well in 2011. Through its efforts to date, EPCO has a complete, fully operational processing facility and three developed and producing wells with limited quantities of gas pending the stabilization of the wells, in addition to two saltwater disposal wells . The gas process facility is designed to accommodate approximately 30 wells and includes a main connection to the sales pipeline network.

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

In June 2013, EPCO entered into a participation agreement with Prestige to establish a partnership in this project whereby each of EPCO and Prestige now holds a 50% interest in the project. Prestige also holds interest in another project (Washington project) which is in very initial stage. The Washington project is an early stage Coalbed methane exploration and development project.  The project is also known as the Vader prospect, which is located in Lewis County, Washington State.  The Company has leased approximately 3,000 acres for the purposes of this project.  Currently, the project is on hold awaiting the ongoing development in the Company's Louisiana CBM Project.

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

EPCO Lease from International Paper Company

On May 1, 2008, EPCO entered into an exploration agreement with coal bed methane lease option east with International Paper Company (“International Paper Agreement”). Under the International Paper Agreement, EPCO has rights to explore for, and otherwise evaluate, deposits of coal containing coal bed methane in certain areas in Caldwell Parish, Louisiana comprising approximately 9,661 acres. Pursuant to the International Paper Agreement, EPCO exercised a lease option in 2008 allowing it to proceed with development and production projects in this area. Since then, EPCO has annually renewed such lease for its project development (the current period, as recently renewed, runs to April 30, 2015) for and in consideration of the negotiated sum of $19,322 and other good and valuable consideration by the Lessor. The current annual renewal extending the primary term of the coal bed methane lease until April 30, 2015 covers all of the 9,661 acres under the original lease. The Company is currently in process of annual renewal of the primary term of the Coal Bed Methane lease for an additional one year period extending until April 30, 2016 covering all of the 9,661 acres under the original lease. Further annual extensions will also require the Company to pay default penalty at a rate of $2 per acre.

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

Stephen Spafford, an operational manager, has an employment agreement with EPCO, entered into as of May 2010. Pursuant to this agreement and further revisions, Mr. Spafford is currently entitled to a base salary of $210,000, plus eligibility for performance bonuses and other perquisites. The employment agreement with Mr. Spafford, which initially had a term of one year, has been renewed annually by mutual consent.

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

The officers and directors of the Company currently beneficially own approximately 58% of the Company’s outstanding common stock. As such, they will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

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

Item 2.

Property

The Company’s headquarters are located in Houston, Texas. The office location leased from Woodlake Properties consists of approximately 3,000 square feet. The current lease of the Company’s office location expires April 30, 2015. The lease has been extended for a period of 3 years i.e. upto April 30, 2018. The monthly lease cost for the Company is $3,927 at present which will go up to $4,435 for the first twelve months of the lease extension.

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

The Company was notified on January 26, 2015 of an Operator Filing Lien by Vital Oilfield Supply Co., LLC in accordance with LA. REV. STAT. § 9:4860 for payment of debt in the amount of $44,416. The Company anticipates the satisfaction of this debt in the second quarter of 2015.

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

(4) Beginning in July 2013, shares of common stock were issued by the Company (as of April 30, 2015) to the shareholders named below pursuant to executed subscription agreements under a Regulation D offering. The Company filed a Form D in August 2013.

Names of Shareholders	No. of shares	Consideration

Saad Salah Al-Ghanim	75,000	$75,000
Ahmad Yousef Al-Khalaf	30,000	$30,000
Yousef Yakoob Al-Salman	60,000	$60,000
Al-Rawda Investment for Real Estate Development
and Projects Management Co.	500,000	$500,000
Al Majmow International Trading Est.	100,000	$100,000
Al Wadi Limited Co.	100,000	$100,000
Mashhhoor Ali O Almadodi	80,000	$80,000
Fatmah Abdulgader A Radwan	60,000	$60,000
Hajar Mashhor A Almadodi	30,000	$30,000
Zainab Mashhour A Almadodi	30,000	$30,000
Khawlah Mashhoor A Almadodi	30,000	$30,000
Aisha Mashhour A Almadodi	30,000	$30,000
Ali Mashhoor A Almadodi	30,000	$30,000
Mahmoud Mashhour A Almadodi	30,000	$30,000
Fuad Hamed Al-Humoud	10,000	$10,000
Hamad Fuad Al-Humoud	10,000	$10,000
Abdulaziz Fuad Al-Humoud	10,000	$10,000
Khaled Rashed Al-Hajeri	10,000	$10,000
Fakhrieh Muhammad Al-Hajeri	10,000	$10,000
Munirah Khaled Al-Hajeri	10,000	$10,000
Rashed Khaled Al-Hajeri	10,000	$10,000
Sarah Khaled Al-Hajeri	10,000	$10,000
Muhammad Khaled Al-Hajeri	10,000	$10,000
Ali Khaled Al-Hajeri	10,000	$10,000
Abdullah Khaled Al-Hajeri	10,000	$10,000
Takek Al-Kasabi	50,000	$50,000
Mashhoor Ali O Almadodi	267,000	$267,000
Mashhoor Ali O Almadodi	70,000	$70,000
Mashhoor Ali O Almadodi	119,000	$119,000
Rasan Associates LLC	25,000	$25,000
Kuwait Rasan	16,000	$16,000
Mashhoor Ali O Almadodi	76,000	$76,000
Rasan Associates LLC	24,000	$24,000
Mashhoor Ali O Almadodi	100,000	$100,000
Mashhoor Ali O Almadodi	100,000	$100,000
Mashhoor Ali O Almadodi	50,000	$50,000
Mashhoor Ali O Almadodi	100,000	$100,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At December 31, 2014 and 2013, the Company had Cash and Cash Equivalents consisting of $66,924 and $736,647 respectively.

Accounts Receivable

At December 31, 2014 and 2013, the Company had Accounts Receivable – Related Party consisting of $0 and $0 respectively.

Projects Under Developments

At December 31, 2014 and 2013, the Company’s Projects Under Development were $20,054,696 and $19,009,407 respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,392,711	8,869,848
Prestige O & G, LLC (Subsidiary)	10,661,985	10,139,559
Total	20,054,696	19,009,407

Notes Payable

At December 31, 2014 and 2013, the Company held Notes Payable consisting of $635,091 and $453,981 , respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	635,091	453,981
Prestige O & G, LLC (Subsidiary)	-	-
Total	635,091	453,981

Accounts Payable

At December 31, 2014 and 2013, the Company held Accounts Payable consisting of $445,638 and $266,835 respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	40,099	-
E & P Co., LLC (Subsidiary)	405,539	266,835
Prestige O & G, LLC (Subsidiary)	-	-
Total	445,638	266,835

Revenues

As of December 31, 2014 and 2013, Woodgate had limited revenues of gas sales in the amount of $437 and $3,845 respectively and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the years ending December 31, 2014 and 2013, the company recorded losses of $1,304,757 and $2,278,844 , respectively. This resulted in Earnings Per Share of ($0.03) and ($0.06) for those respective year ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

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

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from non-operating activities.

Results of Operations for the Years Ending	2014	2013
Revenue

Sales to third parties	437	3,845

Production costs excluding taxes	21,168	3,083

Exploration expenses incurred	-	-

Taxes other than income	-	-

Related income tax	-	-

Results of producing activities	(20,731)	762

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

Description	Cost
Addition of new saltwater disposal well	1,000,000

Re-drill Well No. 1	1,000,000

Replace pumps on Wells No. 4 and 5	200,000

Proved reserves valuation	25,000

-

Net costs	2,225,000

As of December 31, 2014 and 2013, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2014		2013
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees

Unproved oil and gas properties	20,054,696	20,054,696	19,009,407	19,009,407

Proved oil and gas properties	-	-	-	-

Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-

Net capitalized costs	20,054,696	20,054,696	19,009,407	19,009,407

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects

2008	5,569,607	2

2009	2,986,906	2

2010	3,544,207	2

2011	5,285,613	2

2012	965,360	2

2013	657,714	2

2014	1,045,289	2

Total	20,054,696	2

Costs Incurred In Oil And Gas Property Acquisition,
Exploration And Development
For The Years Ended December 31, 2014 And 2013

Consolidated Entries	2014	2013
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,168	2,562
Development Costs	1,045,289	645,152
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,168	2,562
Development Costs	1,045,289	645,152

Subsequent Events

The Company was notified on January 26, 2015 of an Operator Filing Lien by Vital Oilfield Supply Co., LLC in accordance with LA. REV. STAT. § 9:4860 for payment of debt in the amount of $44,416. The Company anticipates the satisfaction of this debt in the second quarter of 2015.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's Board of Directors conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014, based on those criteria.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its officers:

Name	Age	Position
Year Commenced (Term of the appointment)

Fuad Al-Humoud	50	President and Director
2013 (3 years)

Osman Kaldirim, Jr.	35	Director
2013(3 years)

Dr. Osman Kaldirim	61	Director
2013(3 years)

Mel Bernstein	42	Director
2013 (3 years)

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

ITEM 11. EXECUTIVE COMPENSATION

The Company’s Board of Directors has determined the Company's (and its subsidiary companies) officers' and directors' remuneration as follows for 2014:

-At the Company (parent) level: compensation of $200,000 to the President and $10,000 to each of the four directors.

-At EPCO subsidiary level: compensation of $200,000 to the Chairman of EPCO.

At Prestige subsidiary level: None

As of December 2014, the Company has made an accrual of this Compensation payable to Company’s Officers and Directors.

Remuneration of Officers and Directors: Summary Compensation Table

At Company level
(Parent Company)

Name/Position	Year	Annual Earned Salary	Annual Payments Made	Bonus	Stock and Options	Compensation Plans	All Other Compensation	Annual Compensation Total

Fuad Al-	2014	$0	$0	$0	$0	$0	$210,000	$210,000
Humoud	2013	$0	$0	$0	$0	$0	$210,000	$210,000
President and Director	2012	$0	$0	$0	$0	$0	$0	$0

Dr. Osman	2014	$0	$0	$0	$0	$0	$10,000	$10,000
Kaldirim	2013	$0	$0	$0	$0	$0	$10,000	$10,000
Vice Chairman, Director	2012	$0	$0	$0	$0	$0	$0	$0

Osman	2014	$0	$0	$0	$0	$0	$10,000	$10,000
Kaldirim Jr.	2013	$0	$0	$0	$0	$0	$10,000	$10,000
Vice President, EPCO	2012	$0	$0	$0	$0	$0	$0	$0

	2014	$0	$0	$0	$0	$0	$10,000	$10,000
Mel Bernstein	2013	$0	$0	$0	$0	$0	$10,000	$10,000
Director	2012	$0	$0	$0	$0	$0	$0	$0

At Subsidiary level

(EPCO)

Name/Position	Year	Annual Earned Salary	Annual Payments Made	Bonus	Stock and Options	Compensation Plans	All Other Compensation	Annual Compensation Total
Dr. Osman	2014	$0	$0	$0	$0	$0	$200,000	$200,000
Kaldirim	2013	$0	$0	$0	$0	$0	$200,000	$200,000
Chairman	2012	$0	$0	$0	$0	$0	$0	$0

Fuad Al-	2014	$0	$0	$0	$0	$0	$0	$0
Humoud	2013	$0	$0	$0	$0	$0	$0	$0
Vice Chairman	2012	$0	$0	$0	$0	$0	$37,000	$37,000

Osman	2014	$131,666	$131,666	$30,000	$0	$0	$0	$161,666
Kaldirim Jr.	2013	$126,720	$120,000	$30,000	$0	$0	$0	$156,720
Vice President	2012	$128,770	$128,770	$15,000	$0	$0	$0	$143,770

Steve Spafford	2014	$208,333	$208,333	$10,000	$0	$0	$0	$218,333
Operations	2013	$206,800	$200,000	$10,000	$0	$0	$0	$216,800
Manager	2012	$204,615	$204,615	$5,000	$0	$0	$0	$209,615

At Subsidiary level

(PRESTIGE O&G)

NONE

The compensation shown above is presented for the calendar/fiscal years 2014,2013 and 2012, respectively, and is presented as of December 31, 2014.

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

		Number of Shares of
Name	Position	Common Stock		Percent
of Class (1)

Fuad Al-Humoud	President and Director	2,423,377	(2)	5%
8435 Chisholm Rd. Unit #9
Pensacola, Fl. 32514

Osman Kaldirim, Jr.	Director	22,515,993	(3)	47%
6363 San Felipe Dr., Apt # 215
Houston, TX 77057

Dr. Osman Kaldirim	Director	25,540,048	(4)	53%
Bulgurlu Mah. Bodrumi Cami Cikmazi 21
#6
Uskudar-Istanbul
Turkey

Dr. Mashhhoor Almadodi	5% shareholder	27,442,038	(5)	557%
Beyotat Al-Amaal
Office 26 - Jeddah
The cross of Sary Street with King Street
Po BOX - 11193 / 21453
Saudi Arabiya

Abdulla Al-Faddagh	5% shareholder	13,584,993	(6)	28%
Al-Rawda Block 5 Street 54 Building 11
Kuwait
PO Box 2483 Safat 13025

Ayedh Al-Hajeri	5% shareholder	2,400,000	(7)	5%
Hadiya Block 1 Street 5 Building 44
Kuwait
PO Box 2483 Safat 13025

Total owned by officers and directors				58%

(1) Based upon 48,292,000 shares outstanding as of April 30, 2015.

(2) Includes 24,23,377 shares held by Rasan Associates, LLC, a Texas limited liability company. Mr. Al-Humoud is a managing member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

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

(5) Includes 3,024,045 shares held by Delta O&G, LLC, a Texas limited liability company. Dr. Almadodi is a member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity. Includes also 22,515,993 shares held by E&P Management and Development Co., LLC, a Texas limited liability company. Dr. Almadodi is a managing member and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity. In addition to these, Dr. Almadodi also holds beneficial ownership in the company through his personal & group holdings of 1,902,000 shares of the Company.

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

The Company discloses the following related-party transactions with respected to indebtedness, as follows, during the years 2014, 2013, 2012 and 2011, respectively:

2014

Name of related party	Loan type	Largest aggregate amount of principal during period	Amount of outstanding principal at period end	Amount of principal paid during period	Amount of interest paid during period	Rate of interest
Rasan Private Equity	Term Loan	$470,091	$470,091	-	-	3.54%

Rasan Private Equity	Term Loan	$165,000	$165,000	-	-	7.0%

21

2013

Name of related party	Loan type	Largest aggregate amount of principal during period	Amount of outstanding principal at period end	Amount of principal paid during period	Amount of interest paid during period	Rate of interest
Dr. Mashhoor A. Almadodi	Term Loan	$500,000	-	$517,500	-	7.0%

Dr. Mashhoor A. Almadodi	Interest Free Financing	$350,000	-	$350,000	-	Nil

Dr. Osman Kaldirim, Sr.	Interest Free Financing	$150,000	-	$150,000	-	Nil

Caldwell (US) Inc.	Interest Free Financing	$149,475	-	$149,475	-	Nil

E & P Management and Development Co., LLC	Term Loan	$6,090,968	-	$6,090,968	-	7.0%

Prestige O & G, LLC	Term Loan	$4,496,759	-	$4,496,759	-	7.0%

Rasan Private Equity	Term Loan	$450,000	$453,981	-	-	3.54%

Rasan Private Equity	Term Loan	$2,484,000	-	$2,484,000	-	7.0%

Rasan Energy	Interest Free Financing	$136,612	-	$136,612	-	Nil

Rasan Associates	Interest Free Financing	$181,612	-	$181,612	-	Nil

22

2012

Name of related party	Loan type	Largest aggregate amount of principal during period	Amount of outstanding principal at period end	Amount of principal paid during period	Amount of interest paid during period	Rate of interest
Dr. Mashhoor A. Almadodi	Term Loan	$500,000	$500,000	-	-	Nil

Dr. Osman Kaldirim, Sr.	Interest Free Financing	$150,000	$150,000	-	-	Nil

Caldwell (US) Inc.	Interest Free Financing	$400,000	-	$400,000	-	Nil

E & P Management and Development Co., LLC	Term Loan	$6,000,000	$6,000,000	-	-	Nil

Prestige O & G, LLC	Term Loan	$4,537,500	$4,537,500	-	-	10.0%

Rasan Private Equity	Term Loan	$2,400,000	$2,400,000	-	-	10.0%

Rasan Private Equity	Term Loan	$1,837,565	-	$1,837,565	-	7.0%

Rasan Energy	Interest Free Financing	$25,000	$25,000	-	-	Nil

Rasan Associates	Interest Free Financing	$42,000	$39,928	$2,072	-	Nil

23

2011

Name of related party	Loan type	Largest aggregate amount of principal during period	Amount of outstanding principal at period end	Amount of principal paid during period	Amount of interest paid during period	Rate of interest
Dr. Mashhoor A. Almadodi	Term Loan	$500,000	$500,000	-	-	Nil

Dr. Osman Kaldirim, Sr.	Interest Free Financing	$150,000	$150,000	-	-	Nil

Caldwell (US) Inc.	Interest Free Financing	$400,000	$400,000	-	-	Nil

E & P Management and Development Co., LLC	Term Loan	$6,000,000	$6,000,000	-	-	Nil

Prestige O & G, LLC	Term Loan	$4,125,000	$4,125,000	-	-	10.0%

Rasan Private Equity	Term Loan	$2,000,000	$2,000,000	-	-	10.0%

Rasan Private Equity	Term Loan	$1,717,350	$1,717,350	-	-	7.0%

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

Audit Fees

	Dec 31, 2014	Dec 31, 2013

Company (Parent)	$20,000	$16,500

EPCO (Subsidiary)		$9,000

Prestige(Subsidiary)		$4,500

Tax Fees

	Dec 31, 2014	Dec 31, 2013

Company (Parent)	$2,000	$1,500

EPCO (Subsidiary)		$2,000

Prestige(Subsidiary)		$1,000

All Other Fees

	Dec 31, 2014	Dec 31, 2013

Company (Parent)	$38,615	$23,830

EPCO (Subsidiary)	$402	$3,746

Prestige(Subsidiary)	$102	$0

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Previously filed exhibits:

The exhibits filed in earlier reports and the Company's Form 10Qs are incorporated herein by reference.

2.1+	Exchange Agreement
2.2.+	Exchange Agreement
3.1*	Certificate of Incorporation
3.2*	By-Laws
10.1+	Coalbed Methane Lease
10.2+	Amendments to Coalbed Methane Lease
10.3+	Agreement with Regency Gas
10.4+	Amendments to Agreement with Regency Field Services
10.5++	Agreement with Tiber Creek Corporation
10.6++	Funding Arrangement with Rasan Private Equity
10.7++	Employment Agreement of Stephen Spafford
10.8++	Employment Agreement of Samta Gupta.
10.9+++	Financing Arrangement with Rasan Private Equity
10.10+++	Escrow Agreement
10.11+++	Drilling Bid Proposal and Daywork Drilling Contract
10.12**	Lease for Washington Project
10.13**	Master Agreement for Purchase and Sale of Commodities Dated September 10, 2009
10.14**	Material terms of Commodity Sale and Purchase Agreement with Rasan
31	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*Previously filed with Form 10-12G on October 10, 2012 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

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

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION

/s/ Fuad Al-Humoud
By:	/s/ Fuad Al-Humoud
President
Chief Financial Officer

Dated: May 26, 2015

Clay Thomas, P.C.

500 Chestnut Street

Suite 502

Abilene, Texas 79602

(325) 268-5838 (office)

(877) 899-0382     (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Woodgate Energy Corporation

I have audited the accompanying statements of financial position of Woodgate Energy Corporation as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014 and since the Company’s inception. Woodgate Energy Corporation’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodgate Energy Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 and since the Company’s inception are in conformity with accounting principles generally accepted in the United States of America.

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

May 1, 2015

clay.thomas@claythomaspc.com	www.claythomaspc.com

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statements of Financial Position

As of December 31, 2014 and 2013

	2014	2013
ASSETS

Current Assets
Cash and Cash Equivalents	66,924	736,647
Accrued Gas Sales	16	506
Prepaid Expense	12,500	13,415
Refundable Deposits	11,204	11,204
	90,644	761,772

Fixed Assets
Property and Equipment	34,265	34,265
Furniture and Fixtures	39,236	39,236
Project Under Development	20,054,696	19,009,407
Less accumulated DD&A	(71,596)	(69,692)
Total Assets	20,147,245	19,774,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	301,934	124,086
Accounts Payable - Related Party	143,704	142,749
Accrued Expense	1,370,523	906,045
Payroll Tax Liabilities	55,622	-
Notes Payable	635,091	-
	2,506,874	1,172,880

Long-term Debt
Notes Payable - Related Parties	-	453,981
Total	2,506,874	1,626,861
Loss Incurring Since Inception	(7,191,084)	(5,886,327)
Stockholder's Equity (100,000,000 common shares authorized, 48,142,000 shares issued and outstanding)	24,831,455	24,034,454
Total Liabilities and Stockholders' Equity	20,147,245	19,774,988

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Operations

For the Years Ending December 31, 2014, 2013 and the Period Since Inception

	2014	2013	June 6, 2005 (Inception) to Dec 31, 2014

Revenues

Miscellaneous Income	4,417		4,417
Gas Sales	437	3,845	24,330
Total	4,854	3,845	28,747

Costs and Expenses
Direct operating costs	21,168	3,083	60,827
General and administrative costs
Adv. & Marketing Expenses	39,886	820	44,549
Bad Debt	-	107,302	107,302
Bank charges	888	638	3,947
Board Compensation	240,000	240,000	480,000
Communication	444	651	7,490
Depreciation, depletion and amortization	1,905	(55)	71,597
Employee insurance	-	-	-
Financing Cost			658,537
Insurance	18,126	17,685	116,154
Legal	70,317	144,129	853,690
License Fees	2,971	378	21,987
Management Compensation	200,000	200,000	400,000
Miscellaneous	3,274	2,439	48,302
Payroll	541,592	532,319	3,633,090
Professional Fees	78,482	420,754	3,469,498
Rent	47,577	48,653	281,173
Supplies	3,596	7,168	53,544
Taxes	4,999	4,365	11,819
Travel	8,558	86,593	466,868
Utilities	4,305	4,103	58,213
Total	1,288,088	1,821,025	10,848,587
Operating Income	(1,283,234)	(1,817,180)	(10,819,840)

Interest, Expense and Other Income
Other Income	-	167,210	4,957,120
Other Expense	(21,523)	(357,557)	(148,015)
Net unrealized gains (losses) on investments	-	(271,317)	(1,180,349)
Income from Continuing Operations	(1,304,757)	(2,278,844)	(7,191,084)

Earnings (loss) per Common Share	(0.03)	(0.06)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Cash Flows

For the Years Ending December 31, 2014, 2013 and the Period Since Inception

	2014	2013	June 6, 2005 (Inception) to Dec 31, 2014
Operating Activities
Net Income	(1,304,757)	(2,278,844)	(7,191,084)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	177,849	(521,504)	4,463,407
Accounts Receivable	-	660,320	-
Accrued Expense	460,275	770,638	1,423,375
Accrued Interest	21,609	-	21,609
Accrued Sale of Gas Income	490	427	(16)
Cash	-	-	-
Credit Cards	(518)	509	-
Deposits	-	-	(11,204)
Depreciation	1,905	(55)	71,597
Investments	-	-	-
Note Receivable - Related Party	-		-
Payroll Tax Liabilities	55,798	(8,449)	55,622
Prepaid Expense	915	394	(12,500)
Net Cash Provided/(used) by Operating Activities	(586,434)	(1,376,564)	(1,179,194)

Investing Activities
Investment in EPCO	-	5,474,074	-
Notes Receivable - Related Party	-	4,537,500	-
Projects Under Development	(1,045,289)	(340,448)	(20,054,695)
Property & Equipment	-	(861)	(73,501)
	(1,045,289)	9,670,265	(20,128,196)
Financing Activities
Notes Payables	165,000	(13,198,447)	618,981
Proceeds from Issuance of Stock	797,000	-	799,157
Proceeds from Stock Sale	-	1,347,292	1,346,492
Proceeds from Members/Stockholder's Contribution	-	4,239,001	18,609,684
Net Cash Provided by Financing Activities	962,000	(7,612,154)	21,374,314

Net Cash increase for period	(669,723)	681,547	66,924
Cash at Beginning of Period	736,647	55,100	-
Cash at end of Period	66,924	736,647	66,924

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Stockholders' Equity

For the Period Ending December 31, 2014

	Shares	Common Stock	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	22,684,854	-	(2,817,809)

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	24,029,719	(5,886,327)	18,148,128

Shares issued by Private Placement	797,000	80	-	796,920	-	797,000

Net Income/loss	-	-	-	-	(1,304,757)	(1,304,757)

Balance December 31, 2014	48,142,000	4,815	-	24,826,639	(7,191,084)	17,640,371

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

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

The Company sustained operating losses since inception. It has losses at December 31, 2014 and 2013 of $1,304,757 and $2,278,844, respectively. The Company has an accumulated deficit of $7,191,084 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

As of December 31, 2014, 48,142,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At December 31, 2014 and 2013, the Company had Cash and Cash Equivalents consisting of $66,924 and $736,647, respectively.

Projects Under Developments

At December 31, 2014 and 2013, the Company’s Projects Under Development were $20,054,696 and $19,009,407, respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,392,711	8,869,848
Prestige O & G, LLC (Subsidiary)	10,661,985	10,139,559
Total	20,054,696	19,009,407

Notes Payable

At December 31, 2014 and 2013, the Company held Notes Payable consisting of $ 635,091 and $453,981, respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	635,091	453,981
Prestige O & G, LLC (Subsidiary)	-	-
Total	635,091	453,981

Accounts Payable

At December 31, 2014 and 2013, the Company held Accounts Payable consisting of $301,934 and $357,747, respectively.

Entity	2014	2013
Woodgate Energy Corporation (Parent)	40,099	-
E & P Co., LLC (Subsidiary)	405,539	266,835
Prestige O & G, LLC (Subsidiary)	-	-
Total	445,638	266,835

Revenues

As of December 31, 2014 and 2013, Woodgate had limited revenues of gas sales in the amount of $ 437 and $3,845 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

For the years ending December 31, 2014 and 2013, the company recorded losses of $1,304,757 and $2,278,844, respectively. This resulted in Earnings Per Share of ($0.03) and ($0.06) for those respective year ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

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

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from nonoperating activities.

Results of Operations for the Years Ending	2014	2013
Revenue

Sales to third parties	437	3,845

Production costs excluding taxes	21,168	3,083

Exploration expenses incurred	-	-

Taxes other than income	-	-

Related income tax	-	-

Results of producing activities	(20,731)	762

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

Description	Cost
Addition of new saltwater disposal well	1,000,000

Re-drill Well No. 1	1,000,000

Replace pumps on Wells No. 4 and 5	200,000

Proved reserves valuation	25,000

-

Net costs	2,225,000

As of December 31, 2014 and 2013, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2014		2013
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees

Unproved oil and gas properties	20,054,696	20,054,696	19,009,407	19,009,407

Proved oil and gas properties	-	-	-	-

Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-

Net capitalized costs	20,054,696	20,054,696	19,009,407	19,009,407

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2

2009	2,986,906	2

2010	3,544,207	2

2011	5,285,613	2

2012	965,360	2

2013	657,714	2

2014	1,045,289	2

Total	20,054,696	2

Costs Incurred In Oil And Gas Property Acquisition, Exploration And Development For The Years Ended December 31, 2014 And 2013

Consolidated Entries	2014	2013
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,168	2,562
Development Costs	1,045,289	645,152
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	11,168	2,562
Development Costs	1,045,289	645,152

Subsequent Events

The Company was notified on January 26, 2015 of an Operator Filing Lien by Vital Oilfield Supply Co., LLC in accordance with LA. REV. STAT. § 9:4860 for payment of debt in the amount of $44,416. The Company anticipates the satisfaction of this debt in the second quarter of 2015.

