Form 10-Q
period 2015-03-31
Woodgate Energy Corp
filed 2015-06-11
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, par value $0.0001	48,142,000

Documents incorporated by reference:	None

PART I

ITEM 1. FINANCIAL STATEMENTS

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statements of Financial Position

As of March 31, 2015 and December 31, 2014

	March 31 2015	2014
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	22,996	66,924
Accrued Gas Sales	16	16
Prepaid Expense	12,500	12,500
Refundable Deposits	11,204	11,204
	46,716	90,644

Fixed Assets
Property and Equipment	34,265	34,265
Furniture and Fixtures	39,236	39,236
Project Under Development	20,109,036	20,054,696
Less accumulated DD&A	(71,834)	(71,596)
Total Assets	20,157,419	20,147,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	327,365	301,934
Accounts Payable - Related Party	147,674	143,704
Accrued Expense	1,433,469	1,370,523
Payroll Tax Liabilities	72,267	55,622
Notes Payable	635,091	635,091
	2,615,866	2,506,874

Long-term Debt
Notes Payable - Related Parties	-	-
Total	2,615,866	2,506,874
Loss Incurring Since Inception	(7,339,463)	(7,191,084)
Stockholder's Equity (100,000,000 common shares authorized, 47,345,000 shares issued and outstanding)	24,881,016	24,831,455
Total Liabilities and Stockholders' Equity	20,157,419	20,147,245

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Operations

For the Quarters Ending March 31, 2015 and 2014 and the Period Since Inception

	Unaudited
	1st Quarter 2015	1st Quarter 2014	June 6, 2005 (Inception) to Mar 31, 2015

Revenues
Miscellaneous income	799	-	5,216
Gas Sales	-	247	24,330
Total	799	247	29,546

Costs and Expenses
Direct operating costs	-	2,258	60,827
General and administrative costs
Adv. & Marketing Expenses	-	-	44,549
Bad Debt	-	-	107,302
Bank charges	159	164	4,106
Board Compensation	-	-	480,000
Communication	-	84	7,490
Depreciation, depletion and amortization	238	476	71,835
Employee insurance	-	-	-
Financing Cost	-	4,165	658,537
Insurance	1,783	4,390	117,937
Legal	12,000	13,772	865,690
License Fees	-	1,465	21,987
Management Compensation	-	-	400,000
Miscellaneous	30	266	48,332
Payroll	103,695	119,388	3,736,785
Professional Fees	10,070	6,117	3,479,568
Rent	11,910	11,862	293,083
Supplies	930	978	54,474
Taxes	-	-	11,819
Travel	-	1,026	466,868
Utilities	1,374	1,075	59,587
Total	142,189	167,486	10,990,776
Operating Income	(141,390)	(167,239)	(10,961,230)

Interest, Expense and Other Income
Other Income	-	2,018	4,957,120
Other Expense	(6,989)	-	(155,004)
Net unrealized gains (losses) on investments	-	-	(1,180,349)
Income from Continuing Operations	(148,379)	(165,221)	(7,339,463)

Earnings (loss) per Common Share	(0.00)	(0.00)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Cash Flows

For the Quarters Ending March 31, 2015, 2014 and the Period Since Inception

	Unaudited
	1st Quarter 2015	1st Quarter 2014	June 6, 2005 (Inception) to Mar 31, 2015
Operating Activities
Net Income	(148,379)	(165,221)	(7,339,463)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	28,527	343,066	4,491,934
Accounts Receivable	-	447	-
Accrued Expense	12,000	(25,276)	1,435,375
Accrued Interest	50,946	-	72,555
Accrued Sale of Gas Income	-	-	(16)
Credit Cards	874	-	874
Deposits	-	-	(11,204)
Depreciation	238	476	71,835
Investments	-	-	-
Note Receivable - Related Party	-	-	-
Payroll Tax Liabilities	16,645	6,691	72,267
Prepaid Expense	-	915	(12,500)
Net Cash Provided/(used) by Operating Activities	(39,149)	161,098	(1,218,343)

Investing Activities
Projects Under Development	(54,779)	(682,600)	(20,109,474)
Property & Equipment	-	-	(73,501)
	(54,779)	(682,600)	(20,182,975)
Financing Activities
Notes Payables	-	-	618,981
Proceeds from Issuance of Stock	50,000	-	849,157
Proceeds from Stock Sale	-	-	1,346,492
Proceeds from Members/Stockholder's Contribution	-	-	18,609,684
Net Cash Provided by Financing Activities	50,000	-	21,424,314

Net Cash increase for period	(43,928)	(521,502)	22,996
Cash at Beginning of Period	66,924	736,647	-
Cash at end of Period	22,996	215,145	22,996

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Stockholders' Equity

For the Period Ending March 31, 2015

	Shares	Common Stock	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	22,684,854	-	(2,817,809)

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	24,029,719	(5,886,327)	18,148,127

Shares Issued By Private Placement	797,000	80	-	796,920	-	797,000

Net Income/loss December 31, 2014	-	-	-	-	(1,304,757)	(1,304,757)

Balance December 31, 2014	48,142,000	4,815	-	24,826,639	(7,191,084)	17,640,371

Shares Issued By Private Placement	50,000	50	-	49,511	-	49,561

Net Income/loss March 31, 2015	-	-	-	-	(148,379)	(148,379)

Balance March 31, 2015	48,192,000	4,865	-	24,876,150	(7,339,463)	17,541,553

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

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

As of December 31, 2013, 48,142,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At March 31, 2015 and December 31, 2014, the Company had Cash and Cash Equivalents consisting of $22,996 and $66,924, respectively.

Projects Under Developments

At March 31, 2015 and December 31, 2014, the Company’s Projects Under Development were $20,109,036 and $20,054,696, respectively.

Entity	2015	2014
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,419,662	9,392,492
Prestige O & G, LLC (Subsidiary)	10,689,374	10,662,204
Total	20,109,036	20,054,696

Notes Payable

At March 31, 2015 and December 31, 2014, the Company held Notes Payable consisting of $ 0 and $0, respectively.

Entity	2015	2014
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	-	-
Prestige O & G, LLC (Subsidiary)	-	-
Total	-	-

Accounts Payable

At March 31, 2015 and December 31, 2014, the Company held Accounts Payable consisting of $327,365 and $301,934, respectively.

Entity	2015	2014
Woodgate Energy Corporation (Parent)	32,513	40,013
E & P Co., LLC (Subsidiary)	294,852	261,921
Prestige O & G, LLC (Subsidiary)	-	-
Total	327,365	301,934

Revenues

At March 31, 2015 and December 31, 2014, Woodgate had limited revenues of gas sales in the amount of $ 0 and $437 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

At March 31, 2015 and December 31, 2014, the company recorded losses of $148,379 and $1,304,757, respectively. This resulted in Earnings Per Share of ($0.00) and ($0.00) for those respective period ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

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

At this time, the company is subject to no legal proceedings and the Company is unaware of any proceedings contemplated against it.

Supplemental Information on Oil and Gas Exploration and Production

The results of operations for producing activities shown below do not include earnings from nonoperating activities.

Results of Operations for the Years Ending	2015	2014
Revenue
Sales to third parties	-	437

Production costs excluding taxes	-	21,168
Exploration expenses incurred	-	-
Taxes other than income	-	-
Related income tax	-	-
Results of producing activities	-	(20,731)

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

Description	Cost
Addition of new saltwater disposal well	1,000,000
Re-drill Well No. 1	1,000,000
Replace pumps on Wells No. 4 and 5	200,000
Proved reserves valuation	25,000
-
Net costs	2,225,000

At March 31, 2015 and December 31, 2014, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2015		2014
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees
Unproved oil and gas properties	20,109,036	20,109,036	20,054,696	20,054,696
Proved oil and gas properties	-	-	-	-
Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	20,109,036	20,109,036	20,054,696	20,054,696

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2
2009	2,986,906	2
2010	3,544,207	2
2011	5,285,613	2
2012	965,360	2
2013	657,714	2
2014	1,045,289	2
March 31, 2015	54,340	2
Total	20,109,036	2

Costs Incurred In Oil And Gas Property Acquisition,
Exploration And Development
For The Periods Ended March 31, 2015 and December 31, 2014

Consolidated Entries	2015	2014
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	-	11,168
Development Costs	44,340	1,045,289
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	-	11,168
Development Costs	44,340	1,045,289

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

Based upon that evaluation, they concluded that, as of March 31, 2015 that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 48,142,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $4,815 as follows:

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

As of March 31, 2015, 48,142,000 shares of common stock and no preferred stock were issued and outstanding.

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

WOODGATE ENERGY CORPORATION

By:	/s/ Fuad Al-Humoud.
President
Chief Financial Officer

Dated:	June 10, 2015