Form 10-Q
period 2015-06-30
Woodgate Energy Corp
filed 2015-08-25
CIK 1558902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock, par value $0.0001	48,192,000

Documents incorporated by reference: None

PART I

ITEM 1. FINANCIAL STATEMENTS

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statements of Financial Position

As of June 30, 2015 and December 31, 2014

	June 30 2015	2014
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	21,999	66,924
Accrued Gas Sales	16	16
Prepaid Expense	12,500	12,500
Refundable Deposits	11,204	11,204
	45,719	90,644

Fixed Assets
Property and Equipment	34,265	34,265
Furniture and Fixtures	39,236	39,236
Project Under Development	20,144,874	20,054,696
Less accumulated DD&A	(72,072)	(71,596)
Total Assets	20,192,022	20,147,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	447,777	301,934
Accounts Payable - Related Party	171,602	143,704
Accrued Expense	1,476,318	1,370,523
Payroll Tax Liabilities	75,166	55,622
Notes Payable	470,091	635,091
Notes Payable - Related Party	200,000	-
	2,840,954	2,506,874

Long-term Debt
Notes Payable - Related Parties	-	-
Total	2,840,954	2,506,874
Loss Incurring Since Inception	(7,529,948)	(7,191,084)
Stockholder's Equity (100,000,000 common shares authorized, 48,192,000 shares issued and outstanding)	24,881,016	24,831,455
Total Liabilities and Stockholders' Equity	20,192,022	20,147,245

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Operations

For the Six Months Ending June 30, 2015 and 2014 and the Period Since Inception

	For the first six months ending
	June 30, 2015	June 30, 2014	June 6, 2005 (Inception) to June 30, 2015

Revenues
Miscellaneous income	8,023	-	12,440
Gas Sales	-	437	24,330
Total	8,023	437	36,770

Costs and Expenses
Direct operating costs	21,534	21,606	82,361
General and administrative costs
Adv. & Marketing Expenses	-	15,800	44,549
Bad Debt	-	-	107,302
Bank charges	361	224	4,308
Board Compensation	-	-	480,000
Communication	-	411	7,490
Depreciation, depletion and amortization	476	952	72,073
Employee insurance	-	-	-
Financing Cost	-	8,333	658,537
Insurance	6,039	8,627	122,193
Legal	24,000	25,772	877,690
License Fees	-	1,465	21,987
Management Compensation	-	-	400,000
Miscellaneous	30	362	48,332
Payroll	215,163	225,068	3,848,253
Professional Fees	39,790	19,181	3,509,288
Rent	25,215	23,756	306,388
Supplies	187	2,280	53,731
Taxes	-	-	11,819
Travel	-	8,558	466,868
Utilities	2,195	2,160	60,408
Total	334,990	364,555	11,183,577
Operating Income	(326,967)	(364,118)	(11,146,807)

Interest, Expense and Other Income
Other Income	-	2,050	4,957,120
Other Expense	(11,897)	-	(159,912)
Net unrealized gains (losses) on investments	-	-	(1,180,349)
Income from Continuing Operations	(338,864)	(362,068)	(7,529,948)

Earnings (loss) per Common Share	(0.01)	(0.01)

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Cash Flows

For the six months ending June 30, 2015, 2014 and the Period Since Inception

	For the six months ending		June 6, 2005 (Inception) to
	June 30, 2015	June 30, 2014	June 30, 2015
Operating Activities
Net Income	(338,864)	(362,068)	(7,529,948)
Adjustments to reconcile Net Income to net Cash provided by Operations
Accounts Payable	46,607	797,934	4,510,014
Accounts Receivable	(45,309)	(460,668)	(45,309)
Accrued Expense	104,709	(27,225)	1,528,084
Accrued Interest	-	8,333	21,609
Accrued Sale of Gas Income	-	457	(16)
Credit Cards	926	(518)	926
Deposits	-	-	(11,204)
Depreciation	476	951	72,073
Investments	-	-	-
Note Receivable - Related Party	-	-	-
Payroll Tax Liabilities	19,544	6,682	75,166
Prepaid Expense	-	915	(12,500)
Net Cash Provided/(used) by Operating Activities	(211,911)	(35,207)	(1,391,105)

Investing Activities
Projects Under Development	(90,618)	(920,898)	(20,145,313)
Property & Equipment	-	-	(73,501)
	(90,618)	(920,898)	(20,218,814)
Financing Activities
Notes Payables	7,604	-	626,585
Proceeds from Issuance of Stock	250,000	267,000	1,049,157
Proceeds from Stock Sale	-	-	1,346,492
Proceeds from Members/Stockholder's Contribution	-	-	18,609,684
Net Cash Provided by Financing Activities	257,604	267,000	21,631,918

Net Cash increase for period	(44,925)	(689,105)	21,999
Cash at Beginning of Period	66,924	736,647	-
Cash at end of Period	21,999	47,542	21,999

The accompanying notes are an integral part of the financial statements.

Woodgate Energy Corporation

A Development Stage Company

Consolidated Statement of Stockholders' Equity

For the Period Ending June 30, 2015

	Shares	Common Stock	Members' Capital	Additional Paid-in Capital	Accumulated Earnings	Total Members Equity
Balance at Jannuary 1, 2012 (capital and accumulated earnings from E & P Co., LLC and Prestige O & G, LLC)	-	-	11,141,469	-	(3,014,667)	8,126,802

Issuance of Common Stock at inception of Woodgate Energy Corporation	20,000,000	2,000	-	-	-	2,000

Member Investment in E & P Co., LLC	-	-	1,515,000	-	-	1,515,000

Member Investment in Prestige O & G, LLC	-	-	-	-	-	-

Net Income/loss	-	-	-	-	(592,816)	(592,816)

Balance December 31, 2012	20,000,000	2,000	12,656,469	-	(3,607,483)	9,050,986

Member Investment in E & P Co., LLC			12,395,428			12,395,428

Member Investment in Prestige O & G, LLC			454,441			454,441

Redemption of Common Stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Issuance of 8,750,000 shares of Common Stock	8,750,000	875	-	-	-	875

Reverse Merger of E & P Co., LLC and Prestige O & G, LLC	36,750,000	3,675	(25,506,338)	22,684,854	-	(2,817,809)

Shares issued by Private Placement	1,345,000	135	-	1,344,865	-	1,345,000

Net Income/loss	-	-	-	-	(2,278,844)	(2,278,844)

Balance December 31, 2013	47,345,000	4,735	-	24,029,719	(5,886,327)	18,148,127

Shares Issued By Private Placement	797,000	80	-	796,920	-	797,000

Net Income/loss December 31, 2014	-	-	-	-	(1,304,757)	(1,304,757)

Balance December 31, 2014	48,142,000	4,815	-	24,826,639	(7,191,084)	17,640,371

Shares Issued By Private Placement	50,000	50	-	49,511	-	49,561

Net Income/loss June 30, 2015	-	-	-	-	(338,864)	(338,864)

Balance June 30, 2015	48,192,000	4,865	-	24,876,150	(7,529,948)	17,351,068

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

NOTE 2. GOING CONCERN

The Company sustained operating losses since inception. It has losses at June 30, 2015 and December 31, 2014 of $338,864 and $1,304,757, respectively. The Company has an accumulated deficit of $7,529,948 since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

The exchange closing took place on September 25, 2013 and the Company allotted a new issue of 36,750,000 to the members of Prestige O & G, LLC and E & P Co., LLC

As of June 30, 2015 and December 31, 2014, 48,192,000 and 48,142,000 shares of common stock and no preferred stock were issued and outstanding, respectively.

NOTE 5.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At June 30, 2015 and December 31, 2014, the Company had Cash and Cash Equivalents consisting of $21,999 and $66,924, respectively.

Projects Under Developments

At June 30, 2015 and December 31, 2014, the Company’s Projects Under Development were $20,144,874 and $20,054,696, respectively.

Entity	2015	2014
Woodgate Energy Corporation (Parent)	-	-
E & P Co., LLC (Subsidiary)	9,437,582	9,392,492
Prestige O & G, LLC (Subsidiary)	10,707,292	10,662,204
Total	20,144,874	20,054,696

Accounts Payable

At June 30, 2015 and December 31, 2014, the Company held Accounts Payable consisting of $620,467 and $301,934, respectively.

Entity	2015	2014
Woodgate Energy Corporation (Parent)	49,687	40,013
E & P Co., LLC (Subsidiary)	569,692	261,921
Prestige O & G, LLC (Subsidiary)	-	-
Total	619,379	301,934

Revenues

At June 30, 2015 and December 31, 2014, Woodgate had limited revenues of gas sales in the amount of $ 0 and $437 and had limited income or cash flows from operations. The continuation of Woodgate as a going concern is dependent upon financial support from its stockholders or its ability to obtain necessary equity financing to continue operations.

Earnings Per Share

At June 30, 2015 and December 31, 2014, the company recorded losses of $338,864 and $1,304,757, respectively. This resulted in Earnings Per Share of ($0.01) and ($0.00) for those respective period ends. The majority of these losses are attributable to operational expenses incurred by the subsidiaries of the Company.

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

Description	Cost
Addition of new saltwater disposal well	1,000,000
Re-drill Well No. 1	1,000,000
Replace pumps on Wells No. 4 and 5	200,000
Proved reserves valuation	25,000
-
Net costs	2,225,000

At June 30, 2015 and December 31, 2014, the amounts of capitalized costs related to oil and gas producing activities was as follows:

	2015		2014
	Consolidated	Entity’s Share of Equity Method Investees	Consolidated	Entity’s Share of Equity Method Investees
Unproved oil and gas properties	20,144,874	20,144,874	20,054,696	20,054,696
Proved oil and gas properties	-	-	-	-
Accumulated depreciation, depletion and amortization, and valuation allowances	-	-	-	-
Net capitalized costs	20,144,874	20,144,874	20,054,696	20,054,696

The aging of amounts of capitalized well costs and number of projects are as follows:

Period Ending December 31	Well Costs Capitalized for the Period	Number of Projects
2008	5,569,607	2
2009	2,986,906	2
2010	3,544,207	2
2011	5,285,613	2
2012	965,360	2
2013	657,714	2
2014	1,045,289	2
June 30, 2015	90,178	2
Total	20,144,874	2

Costs Incurred In Oil And Gas Property Acquisition,

Exploration And Development

For The Periods Ended June 30, 2015 and December 31, 2014

Consolidated Entries	2015	2014
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	-	11,168
Development Costs	44,340	1,045,289
Entity’s Share of Equity Method Investees:
Acquisition of Properties
Proved	-	-
Unproved	10,000	10,000
Exploration Costs	-	11,168
Development Costs	44,340	1,045,289

Subsequent Events

The Company was notified on January 26, 2015 of an Operator Filing Lien by Vital Oilfield Supply Co., LLC in accordance with LA. REV. STAT. § 9:4860 for payment of debt in the amount of $44,416. The Company anticipates the satisfaction of this debt in the third quarter of 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Woodgate has issued 48,192,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $4,865 as follows:

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

As of June 30, 2015, 48,192,000 shares of common stock and no preferred stock were issued and outstanding.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOODGATE ENERGY CORPORATION

By:	/s/ Fuad Al-Humoud
President
Chief Financial Officer

Dated: August 24, 2015